Form 10-Q
period 2021-06-30
Virgin Group Acquisition Corp. II
filed 2021-08-10
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of Aug
ust
10
,
2021, 40,250,000 shares of Class A ordinary share, par value $0.0001 per share, and 10,062,500 shares of Class B ordinary share, par value $0.0001 per share, were issued and outstanding, respectively.

VIRGIN GROUP ACQUISITION CORP. II
Form
10-Q
For the Period from January 13 (inception) through June 30, 2021

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	24
PART II - OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	28

i

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
VIRGIN GROUP ACQUISITION CORP. II
CONDENSED BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)

ASSETS:
Current Assets:
Cash	$118,875
Prepaid expenses	1,087,577

Total current assets	1,206,452
Cash and Investments held in Trust Account	402,515,362

TOTAL ASSETS	$403,721,814

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued costs and expenses	$53,962

Total current liabilities	53,962
Warrant liability	20,313,609
Deferred underwriters’ discount	14,087,500

Total liabilities	34,455,071
Commitments and Contingencies
Ordinary shares subject to possible redemption, 36,426,674 at a redemption value of $10.00 per share	364,266,740
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,823,326 shares issued and outstanding (excluding 36,426,674 subject to possible redemption)	382
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	5,993,201
Accumulated deficit	(994,586)

Total Shareholders’ equity	5,000,003

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$403,721,814

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENTS OF
OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2021	For the period from January 13, 2021 (inception ) through June 30, 2021
Formation and operating costs	$249,630	$276,986

Loss from Operations	(249,630)	(276,986)
Other income (expense):
Interest income on cash and investments held in Trust Account	13,918	15,362
Offering cost s allocated to warrants	(72,862)	(570,496)
Excess of Private Placement warrants over purchase price	46,327	(162,466)

Total other expense, net	(12,617)	(717,600)

Net loss	$(262,247)	$(994,586)
Basic and diluted weighted average shares outstanding, Class A Ordinary Shares subject to redemption	39,550,000	39,221,649

Basic and diluted net income per Class A Ordinary Share	0.00	$0.00
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	9,887,500	9,805,412

Basic and diluted net loss per Class B Ordinary Share	$(0.03)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY
 13, 2021 (INCEPTION) THROUGH
JUNE
30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid In Capital	Accumulate d Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary shares to Sponsor	—	—	10,062,500	1,006	23.994	—	25,000
Sale of 35,000,000 Units on March 25, 2021 through IPO less fair value of public warrants	35,000,000	3,500	—	—	341,220,113	—	341,223,613
Offering costs	—	—	—	—	(19,347,891)	—	(19,347,891)
Net loss	—	—	—	—	—	(732,339)	(732,339)
Class A ordinary shares subject to possible redemption	(31,616,838)	(3,162)	—	—	(316,165,220)	—	(316,168,382)

Balance as of March 31, 2021	3,383,162	$338	10,062,500	$1,006	$5,730,996	$(732,339)	$5,000,001

Sale of 5,250,000 over-allotment Units on April 12, 2021	5,250,000	525	—	—	50,124,720	—	50,125,245
Offering costs					(1,764,638)		(1,764,638)
Net loss						(262,247)	(262,247)
C hange in Class A ordinary shares subject to possible redemption	(4,809,836)	(481)			(48,097,877)		(48,098,358)

Balance as of June 30, 2021	3,823,326	$382	10,062,500	$1,006	$5,993,201	$(994,586)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH
JUNE 30, 2021 (UNAUDITED)

Cash flows from operating activities:
Net loss	$(994,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(15,362)
Offering costs allocated to warrant liability	570,496
Change in fair value of warrant liability	162,466

Changes in operating assets and liabilities:
Prepaid assets	(1,087,577)
Accrued costs and expenses	53,962

Net cash used in operating activities	(1,310,601)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)
Cash Flows from Financing Activities:
Proceeds from purchase of Class B shares by initial shareholder	25,000
Proceeds from initial public offering, net of underwriters’ discount	394,450,000
Proceeds from private placement	10,050,000
Payment of offering costs	(595,524)
Net cash provided by financing activities	403,929,476

Net change in cash	118,875
Cash, beginning of period	—

Cash, end of the period	$118,875

Supplemental disclosure of cash flow information:

Initial classification of Class A ordinary shares subject to possible redemption	$316,378,064

Deferred underwriting commissions charged to additional paid in capital	$14,087,500

Change in value of Class A ordinary shares subject to possible redemption	$47,888,678

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
Note 1 — Organization and Business Operations
Virgin Group Acquisition Corp. II (the “Company”), was incorporated as a Cayman Islands exempted company on
January 13, 2021
. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Concurrently with the closing of the IPO, the Company completed the private sale (the “Private Placement”) of 6,000,000 warrants (the “Private Placement Warrants”) to Virgin Group Acquisition Sponsor II LLC (the “Sponsor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $9,000,000, which is discussed in Note 4.
Transaction costs of the IPO amounted to $19,845,525 consisting of $7,000,000 of underwriting discount, $12,250,000 of deferred underwriting discount, and $595,525 of other offering costs.
On April 1
3
, 2021, the underwriters exercised their full over-allotment option which resulted in the sale of an additional 5,250,000 units to the public generating additional proceeds of $52,500,000.
T
he over-allotment exercise resulted in an additional purchase of 700,000 Private Placement Warrants which generated gross proceeds of $1,050,000.
Additional transaction costs of the overallotment amounted to $2,887,500 consisting of $1,050,000 of underwriting discount and $1,837,500 of deferred underwriting discount.
As of June 30, 2021, $118,875 of cash is not held in the Trust Account (as defined below) and is available for working capital purposes.
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

Following the closing of the Public Offering on March 25, 2021, and the over-allotment exercise on April 13, 2021, an amount equal to at least
 $10.00 per Unit sold in the IPO was placed in a trust account (“Trust Account”), to be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the offering will not be released from the Trust Account until the earliest to occur of (a) the completion of the Company’s initial Business Combination (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 12 months from the closing of its IPO or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination within 24 months from the closing of the IPO, subject to applicable law.
The Company will provide the holders of its issued and outstanding public shares (the “Public Shareholders”) of its Class A Ordinary Shares, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 4). There will be no redemption rights upon the completion of the Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 3) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $118,875 in its operating bank account and working capital of approximately $1.2 million.

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

Note 2 —
Significant
Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three month period ending June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Investment in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in a mutual fund.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 36,426,674 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. The Company allocates the offering costs between common shares and public and private warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to shareholders’ equity. Accordingly, as of June 30, 2021, the Company incurred offering costs in the aggregate of $22,733,025 of which $22,162,529 have been charged to shareholders’ equity and $570,496 was allocated to the public and private warrants and was expensed immediately.
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
Derivative Instruments
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
Net Loss Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 14,750,000 ordinary shares in the aggregate.
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

	For the three months ended June 30, 2021	For the period from January 13, 2021 (inception) to June 30, 2021
Ordinary Shares Subject to Possible Redemption
Numerator: Net income allocable to Ordinary Shares subject to possible redemption
Interest earned on cash and investments held in trust	$13,918	$15,362
Less: Franchise and income taxes	—	—

Net income allocable to Ordinary Shares	$13,918	$15,362
Denominator: Weighted Average Ordinary Shares subject to possible redemption
Basic and diluted weighted average shares outstanding	39,550,000	39,221,649

Basic and diluted net income per share, Ordinary Shares subject to possible redemption	$0.00	$0.00

Ordinary Shares Not Subject to Possible Redemption
Numerator: Net loss minus redeemable net earnings
Net loss	$(262,247)	$(994,586)
Less: Income allocable to Ordinary Shares subject to possible redemption	(13,918)	(15,362)

Adjusted Non-Redeemable Net loss	$(276,165)	$(1,009,948)

Denominator: Weighted Average Ordinary Shares not subject to possible Redemption
Basic and diluted weighted average shares outstanding not subject to possible redemption	9,887,500	9,805,412

Basic and diluted net loss per Ordinary Share	$(0.03)	$(0.10)

Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40):
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

Note 3 — Initial Public Offering
Pursuant to the IPO on March 25, 2021, the Company sold 35,000,000 Units, at a price of $10.00 per Unit. On April
1
3
, 2021, the underwriter exercised their full over-allotment option which resulted in the sale of an additional 5,250,000 Units, for a total aggregate of 40,250,000 Units sold in connection with the IPO. Each Unit consists of one share of Class A Ordinary Shares, par value $0.0001 per share, and one-fifth
of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary Shares at a price of $11.50 per share. Each whole warrant will become exercisable 30 days from the completion of the initial Business Combination or 12 months from the closing of this offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
Note 4 — Private Placement
Concurrently with the closing of the IPO, the Company completed the Private Placement of 6,000,000 Private Placement Warrants to Virgin Group Acquisition Sponsor II LLC at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $9,000,000. On April 1
3
, 2021 the underwriter exercised their full over-allotment option which resulted in the purchase of an additional 700,000 private placement warrants for proceeds of $1,050,000. Therefore the aggregate Private Placement Warrants purchased by Virgin Group Acquisition Sponsor II LLC were 6,700,000 for gross proceeds to the Company of $10,050,000. Each warrant is exercisable to purchase one share of the Company’s Class A Ordinary Shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO and held in the trust account, such that $402,500,000 is held in the trust account. If the Company does not complete its initial Business Combination within 24 months from the closing of the IPO, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Note 5 — Related Party Transactions
Founder Shares
On January 22, 2021 the Company issued 7,187,500 Class B Ordinary Shares to the Sponsor in consideration for the Sponsor paying certain offering and formation costs on behalf of the Company with a value of $25,000. On February 12, 2021, the Company effected a
33-for-25
share split with respect to the Founder Shares, resulting in an aggregate of 9,487,500 founder shares issued and outstanding. On March 22, 2021, the Company effected a
35-for-33
share split with respect to the Founder Shares resulting in an aggregate of 10,062,500 founder shares issued and outstanding. On April 1
3
, 2021
,
the underwriters exercised their full over-allotment option which resulted in 1,312,500 Founder Shares no longer being subject to forfeiture, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO and exercise of the over-allotment option.
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

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on March 25, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s need to disclose the three month period as well liquidation, it will cease paying these monthly fees. For the three month period from April 1, 2021 to June 30, 2021, the Company accrued
$30,000
of administrative service fees. For the period from January 13, 2021 (inception) to June 30, 2021, the Company has accrued
$31,667
of administrative service fees.
Note 6 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$402,515,362	$402,515,362	$—	$—

Liabilities:
Warrant liability – Public Warrants	$10,338,960	$10,338,960	—	—
Warrant liability – Private Warrants	9,974,649		—	9,974,649
Warrant Liability	$20,313,609	$10,338,960	$—	$9,974,649

The estimated fair value of the warrant liability for the private warrants at June 30, 2021 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021 when the Public Warrants were listed separately.
The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021:

June 30, 2021
Strike price	$11.50
Share price	$9.31
Volatility	40.0%
Risk-free rate	1.07%
Expected term (years)	5.0
Note 7 — Commitments and Contingencies
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

Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the IPO to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the IPO. On April 1
3
, 2021 the underwriters exercised their over-allotment option in full. The underwriters were paid an underwriting discount of $0.20 per unit, or $8,050,000 in the aggregate upon the closing of the IPO and exercise of the full over-allotment. Additionally, a deferred underwriting discount of $0.35 per unit, or $14,087,500 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company had $14,087,500 accrued as of June 30, 2021.
Note 8 — Warrant Liability
As of June 30, 2021, there were 8,050,000 Public Warrants and 6,700,000 Private Placement Warrants outstanding. The total Warrants will become exercisable on the later of (a) 30 days from the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $17,796,406 of warrant liability upon issuance as of March 25, 2021 and an additional $2,392,661 upon exercise of the over-allotment for an aggregate original warrant liability of $20,189,067. For the periods from January 13, 2021 (inception) through June 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $124,542 on the statement of operations, resulting in warrant liabilities of $20,313,609 as of June 30, 2021 on the condensed unaudited balance sheet.
The change in fair value of the warrant
liabilities
is summarized as follows:

Warrant liability – initial Measurement	$20,189,067
Change in fair value of warrant liabilities	124,542

Warrant liabilities at June 30, 2021	$20,313,609

Note 9 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2021 there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares with a par value of $0.0001 each. At June 30, 2021, there were 3,823,326 issued and outstanding, excluding 36,426,674 shares subject to possible redemption.

Class
 B Ordinary Shares
— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares with a par value of $0.0001 each. Holders are entitled to one vote for each Class B Ordinary Share. As of June 30, 2021, there were 10,062,000 shares of Class B ordinary shares issued and outstanding. On April 13, 2021, the underwriters exercised their over-allotment option in full, hence, 1,312,500 Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as specified in the Company’s amended and restated memorandum and articles of association, or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two thirds of the shareholders who attend and vote at a general meeting of the company, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial business combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can appoint all of the directors. Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of the Company’s initial business combination. Holders of the Company’s public shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of the Company’s ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the Company’s initial business combination, except as required by law, holders of the founder shares and holders of the Company’s public shares will vote together as a single class, with each share entitling the holder to one vote. If the company seeks shareholder approval of the Company’s initial business combination, the Company will complete the Company’s initial business combination only if the Company receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the Company’s sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial business combination.
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

Note 10 — Subsequent Events
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 13, 2021 (inception) through June 30, 2021, we had a loss from operations of $276,986 which consisted of general and administrative costs, and a net loss of $994,586, which primarily consisted of offering cost allocated to warrants and a loss from the change in the fair value of warrants offset by interest income. We recorded a loss of $124,542 in the period from January 13, 2021 (inception) to June 30, 2021 for the change in fair value of our warrant liability associated with our warrants issued in conjunction with our IPO. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.
For the three month period from April 1, 2021 through June 30, 2021, we had a loss from operations of $249,630 which consisted of general and administrative costs, and a net loss of $262,247, which primarily consisted of offering cost allocated to warrants offset by an increase in the fair value and interest income. We recorded income of $64,232 in the three months ended June 30, 2021 for the change in fair value of our warrant liability associated with our warrants issued in conjunction with our IPO. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.
Liquidity and Capital Resources
As of June 30, 2021, we had $118,875 in our operating bank account and working capital of $1,152,490.
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
As of June 30, 2021 we held a balance in the Trust Account of $402,515,362, and $118,875 of cash held outside of the Trust Account, as of April 13, 2021, the date of the underwriters’ full exercise of their over-allotment after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $22,733,025 in transaction costs in connection with our IPO and the over-allotment, including $ 8,050,000 of underwriting fees, $14,087,500 of deferred underwriting fees and
$595,525 of other offering costs.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 8,050 ,000 Public Warrants and 6,700,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an initial business combination.
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
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1 *	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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
Dated: August 10, 2021