Form 10-Q
period 2021-09-30
Virgin Group Acquisition Corp. II
filed 2021-11-12
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of N
ovember 12, 202
1
, 40,250,000 shares of Class A ordinary share, par value $0.0001 per share, and 10,062,500 shares of Class B ordinary share, par value $0.0001 per share, were issued and outstanding, respectively.

VIRGIN GROUP ACQUISITION CORP. II
Form
10-Q
For the Period from January 13, 2021 (inception) through September 30, 2021

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	22
PART II - OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors.	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures.	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	24

i

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
VIRGIN GROUP ACQUISITION CORP. II
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS:
Current Assets:
Cash	$58,873
Prepaid expenses	629,105

Total current assets	687,978
Prepaid expenses – non-current portion	299,902
Cash and investments held in trust account	402,520,541

TOTAL ASSETS	$403,508,421

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued costs and expenses	$982,691
Due to related party	61,667

Total current liabilities	1,044,358
Warrant liability	13,655,134
Deferred underwriters’ discount	14,087,500

Total liabilities	28,786,992
Commitments and Contingencies
Class A Ordinary shares, $0.001 par value; 200,000,000 shares authorized; 40,250,000 Shares subject to possible redemption at a redemption value of $10.00 per share	402,500,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	—
Accumulated deficit	(27,779,577)

Total Shareholders’ deficit	(27,778,571)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$403,508,421

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENTS OF
OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the period from January 13, 2021 (inception) to September 30, 2021
Formation and operating costs	$1,208,967	$1,485,953

Loss from operations	(1,208,967)	(1,485,953)

Other income (expense)
Interest income earned on investments held in trust account	5,179	20,541
Offering costs allocated to warrants	—	(570,496)
Change in fair value of warrant liabilities	6,658,475	6,496,009

Total other income	6,663,654	5,946,054

Net income	$5,454,687	$4,460,101

Basic and diluted weighted average shares outstanding, Class A ordinary shares	40,250,000	30,070,717

Basic and diluted net income per ordinary share, Class A	$0.11	$0.11

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,062,500	9,640,625

Basic and diluted net income per ordinary share, Class B	$0.11	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH
SEPTEMBER 30, 2021
(UNAUDITED)

					Total
	Class B Ordinary Shares		Additional Paid	Accumulated	Shareholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance as of January 13, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to Sponsor	10,062,500	1,006	23,994	—	25,000
Accretion for Class A Ordinary Shares to redemption amount			(23,994)	(32,239,678)	(32,263,672)
Net loss	—	—	—	(994,586)	(994,586)

Balance as of June 30, 2021	10,062,500	$1,006	$—	$(33,234,264)	$(33,233,258)

Net income	—	—	—	5,454,687	5,454,687

Balance as of September 30, 2021	10,062,500	$1,006	$—	$(27,779,577)	$(27,778,571)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH
SEPTEMBER 30, 2021 (UNAUDITED)

Cash flows from operating activities:
Net income	$4,460,101
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(20,541)
Offering costs allocated to warrant liability	570,496
Change in fair value of warrant liability	(6,496,009)
Changes in operating assets and liabilities:
Prepaid assets	(929,007)
Accrued costs and expenses	982,690
Due to related party	61,667

Net cash used in operating activities	(1,370,603)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(402,500,000)

Net cash used in investing activities	(402,500,000)
Cash flows from financing activities:
Proceeds from purchase of Class B shares by initial shareholder	25,000
Proceeds from initial public offering, net of underwriters’ discount	394,450,000
Proceeds from private placement	10,050,000
Payment of offering costs	(595,524)

Net cash provided by financing activities	403,929,476

Net change in cash	58,873
Cash, beginning of the period	—

Cash, end of the period	$58,873

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to temporary equity	$14,087,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)
Note 1 — Organization and Business Operations
Virgin Group Acquisition Corp. II (the “Company”) was incorporated as a Cayman Islands exempted company on January 13, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on from the proceeds derived from the IPO.
The registration statement for the Company’s IPO was declared effective on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 35,000,000 units (the “Units”), which is discussed in Note 4. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-fifth
of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $350,000,000. Only whole warrants are exercisable.
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
On April 13, 2021, the underwriters exercised their full over-allotment option which resulted in the sale of an additional 5,250,000 units to the public generating additional proceeds of $52,500,000. The over-allotment exercise resulted in an additional purchase of 700,000 Private Placement Warrants which generated gross proceeds of $1,050,000.
Additional transaction costs of the overallotment amounted to $2,887,500 consisting of $1,050,000 of underwriting discount and $1,837,500 of deferred underwriting discount.
As of September 30, 2021, $58,873 of cash is not held in the Trust Account (as defined below) and is available for working capital purposes.
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
business combination activity
.
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
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of September 30, 2021, the Company had $58,873 in its operating bank account and a working capital deficit of $356,380.
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
In order to finance transaction costs in connection with a Business Combination, or because the Company becomes obligated to redeem a significant number of the public shares upon consummation of the Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans. In addition, the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.
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
Note 2 — Revision of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
Management
re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
Impact of the Revision
The impact to the balance sheet as of March 25, 2021, the balance sheet, income statement and statement of cash flows as of March 31, 2021 and the balance sheet, income statement and statement of cash flows as of June 30, 2021 is presented below:

	As Reported	Adjustment	As Adjusted
Balance Sheet as of March 25, 2021
Class A ordinary shares subject to possible redemption ($)	$316,378,064	$33,621,936	$350,000,000

Class A ordinary shares, $0.0001 par value	336	(336)	—
Class B ordinary shares, $0.0001 par value	1,006	—	1,006
Additional Paid-in Capital	5,521,316	(5,521,316)	—
Accumulated Deficit	(522,653)	(28,100,284)	(28,622,937)

Total Shareholders’ Equity (Deficit)	$5,000,005	$(33,621,936)	$(28,621,931)

Number of shares subject to redemption	31,637,806	3,362,194	35,000,000

Balance Sheet as of March 31, 2021
Class A ordinary shares subject to possible redemption ($)	$316,168,382	$33,831,618	$350,000,000

Class A ordinary shares, $0.0001 par value	338	(338)	—
Class B ordinary shares, $0.0001 par value	1,006	—	1,006
Additional Paid-in Capital	5,730,996	(5,730,996)	—
Accumulated Deficit	(732,339)	(28,100,284)	(28,832,623)

Total Shareholders’ Equity (Deficit)	$5,000,001	$(33,831,618)	$(28,831,617)

Number of shares subject to redemption	31,616,838	3,383,162	35,000,000

Income Statement as of March 31, 2021
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	$(0.02)	$(0.02)
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.08)	$0.06	$(0.02)
Statement of Cash Flows as of March 31, 2021
Initial classification of Class A ordinary shares subject to possible redemption	$316,378,064	$28,621,936	$345,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(209,682)	$209,682	$—
Balance Sheet as of June 30, 2021
Class A ordinary shares subject to possible redemption ($)	$364,266,740	$38,233,260	$402,500,000

Class A ordinary shares, $0.0001 par value	382	(382)	—
Class B ordinary shares, $0.0001 par value	1,006	—	1,006
Additional Paid-in Capital	5,993,201	(5,993,201)	—
Accumulated Deficit	(994,586)	(32,239,678)	(33,234,264)

Total Shareholders’ Equity (Deficit)	$5,000,003	$(38,233,261)	$(33,233,258)

Number of shares subject to redemption	36,426,674	3,823,326	40,250,000

Income Statement as of June 30, 2021
Three Months ended June 30, 2021
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	(0.01)	(0.01)
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.03)	0.02	(0.01)
Period from January 13, 2021 (inception) to June 30, 2021
Basic and diluted net loss per share, redeemable Class A ordinary shares	$0.00	(0.02)	(0.02)
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(0.10)	0.08	(0.02)
Statement of Cash Flows as of June 30, 2021
Initial classification of Class A ordinary shares subject to possible redemption	$316,378,064	$28,621,936	$345,000,000
Change in value of Class A ordinary shares subject to possible redemption	$47,488,678	$10,011,322	$57,500,000
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three month period ending September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus filed by the Company with the SEC on March 24, 2021 which contains the audited financial statements as of January 26, 2021 and notes thereto.
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
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates. Estimates made in preparing these condensed financial statements include, among other things, the measurement of derivative warrant liabilities. Changes in these estimates and assumptions could have a significant impact on results in future periods
.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Investment in Trust Account
When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. At September 30, 2021, the assets held in the Trust Account were held in a mutual fund.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all of the Company’s 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusted the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$402,500,000
Less: Proceeds allocated to Public Warrants	(10,101,143)
Less: Issuance costs related to Class A ordinary shares	(22,162,529)
Plus: Accretion of carrying value to redemption value	32,263,672

Class A ordinary shares subject to possible redemption	$402,500,000
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of
ASC 340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. The Company allocates the offering costs between common shares and public and private warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to temporary equity. Accordingly, as of September 30, 2021, the Company incurred offering costs in the aggregate of $22,733,025 of which $22,162,529 have been allocated to temporary equity and $570,496 was allocated to the public and private warrants and was expensed immediately.

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
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Shares.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for
 13,000,000
shares of Class A ordinary shares in the aggregate.

Reconciliation of Net Income per Ordinary Share
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months ended September 30, 2021	For the period from January 13, 2021 (inception) to September 30, 2021
Ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$4,363,750	$3,589,087
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	40,250,000	30,070,717

Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.11	$0.11

Non-Redeemable Ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$1,090,937	$1,082,768
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	10,062,500	9,640,625

Basic and diluted net income per share, ordinary shares	$0.11	$0.11

Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measureme
n
t attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The
Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recently Adopted Accounting Standards
In August 2020, the FASB issued
ASU 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”)
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
Note 4 — Initial Public Offering
Pursuant to the IPO on March 25, 2021, the Company sold 35,000,000 Units, at a price of $10.00 per Unit. On April 13, 2021, the underwriter exercised their full over-allotment option which resulted in the sale of an additional 5,250,000 Units, for a total aggregate of 40,250,000 Units sold in connection with the IPO. Each Unit consists of one share of Class A Ordinary Shares, par value $0.0001 per share, and one-fifth
of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary Shares at a price of $11.50 per share. Each whole warrant will become exercisable 30 days from the completion of the initial Business Combination or 12 months from the closing of this offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
Note 5 — Private Placement
Concurrently with the closing of the IPO, the Company completed the Private Placement of 6,000,000 Private Placement Warrants to Virgin Group Acquisition Sponsor II LLC at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $9,000,000. On April 13, 2021 the underwriter exercised their full over-allotment option which resulted in the purchase of an additional 700,000 private placement warrants for proceeds of $1,050,000. Therefore the aggregate Private Placement Warrants purchased by Virgin Group Acquisition Sponsor II LLC were 6,700,000 for gross proceeds to the Company of $10,050,000. Each warrant is exercisable to purchase one share of the Company’s Class A Ordinary Shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO and held in the trust account, such that $402,500,000 is held in the trust account. If the Company does not complete its initial Business Combination within 24 months from the closing of the IPO, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions
Founder Shares
On January 22, 2021, the Company issued
 7,187,500 Class B Ordinary Shares to the Sponsor in consideration for the Sponsor paying certain offering and formation costs on behalf of the Company with a value of $25,000. On February 12, 2021, the Company effected a
33-for-25
share split with respect to the Founder Shares, resulting in an aggregate of 9,487,500 founder shares issued and outstanding. On March 22, 2021, the Company effected a 35-for-33
share split with respect to the Founder Shares resulting in an aggregate of 10,062,500 founder shares issued and outstanding. On April 13, 2021, the underwriters exercised their full over-allotment option which resulted in 1,312,500 Founder Shares no longer being subject to forfeiture, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO and exercise of the over-allotment option.
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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on March 25, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s need to disclose the three month period as well liquidation, it will cease paying these monthly fees. For the three month period from July 1, 2021 to September 30, 2021, the Company accrued $30,000 of administrative service fees in the Due to related party account on the balance sheet. For the period from January 13, 2021 (inception) to September 30, 2021, the Company has accrued $61,667 of administrative service fees in the Due to related party account on the balance sheet.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual Fund held in Trust Account	$402,520,541	$402,520,541	$—	$—

Liabilities:
Warrant liability – Public Warrants	$6,948,408	$6,948,408	—	—
Warrant liability – Private Warrants	6,706,726	—	—	6,706,726

Warrant Liability	$13,655,134	$6,948,408	$—	$6,706,726

The estimated fair value of the warrant liability for the private warrants at September 30, 2021 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
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
The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021:

September 30,
2021
Strike price	$11.50
Share price	$9.5
Volatility	40%
Risk-free rate	1.04%
Expected term (years)	5
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
Underwriting Agreement
The Company granted the underwriter
a 45-day
option from the date of the IPO to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the IPO. On April 13, 2021 the underwriters exercised their over-allotment option in full. The underwriters were paid an underwriting discount of $0.20 per unit, or $8,050,000 in the aggregate upon the closing of the IPO and exercise of the full over-allotment. Additionally, a deferred underwriting discount of $0.35 per unit, or $14,087,500 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company had $14,087,500 accrued as of September 30, 2021.
Note 9 — Warrant Liability
As of September 30, 2021, there were 8,050,000 Public Warrants and 6,700,000 Private Placement Warrants outstanding. The total Warrants will become exercisable on the later of (a) 30 days from the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price
.
The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement
at each balance sheet date. With each
such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $17,796,406 of warrant liability upon issuance as of March 25, 2021 and an additional $2,392,661 upon exercise of the over-allotment for an aggregate original warrant liability of $20,189,067. For the periods from January 13, 2021 (inception) through September 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $6,533,933 on the statement of operations, resulting in warrant liabilities of $13,655,134 as of September 30, 2021 on the condensed unaudited balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
January 13, 2021	$—	$—	$—
Initial measurement on March 25, 2021	9,020,019	8,776,387	17,796,406
Change in fair value	133,454	55,320	188,774

Fair value as of March 31, 2021	9,153,473	8,831,707	17,985,180
Initial measurement on April 13, 2021 of over-allotment	1,067,905	1,324,756	2,392,661
Change in fair value	(246,729)	182,497	(64,232)
Transfer to Level 1	—	(10,338,960)	(10,338,960)

Fair value as of June 30, 2021	9,974,649	—	9,974,649
	(3,267,923	—	(3,267,923)

Fair Value as of September 30, 2021	6,706,726	—	6,706,726

Note 10 — Shareholders’ Equity
Preference Shares
 — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2021 there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares with a par value of $0.0001 each. At September 30, 2021, there were no shares issued and outstanding, excluding 40,250,000 shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares with a par value of $0.0001 each. Holders are entitled to one vote for each Class B Ordinary Share. As of September 30, 2021, there were 10,062,500 shares of Class B ordinary shares issued and outstanding. On April 13, 2021, the underwriters exercised their over-allotment option in full, hence, 1,312,500 Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as specified in the Company’s amended and restated memorandum and articles of association, or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two thirds of the shareholders who attend and vote at a general meeting of the company, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial business combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can appoint all of the directors. Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of the Company’s initial business combination. Holders of the Company’s public shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of the Company’s ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the Company’s initial business combination, except as required by law, holders of the founder shares and holders of the Company’s public shares will vote together as a single class, with each share entitling the holder to one vote. If the company seeks shareholder approval of the Company’s initial business combination, the Company will complete the Company’s initial business combination only if the Company receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the Company’s sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial business combination.
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

Revision to Previously Issued Financial Statements
As discussed in Note 2 – Revision to Previously Issued Financial Statements in the Notes to the unaudited condensed financial statements, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on investments held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the period from January 13, 2021 (inception) through September 30, 2021, we had net income of $4,460,101, which consisted of a gain of $6,496,009 for the change in fair value of our warrant liability, offset by formation and operating costs of $1,485,953 and offering costs allocated to warrants of $570,496. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.
For the period from July 1, 2021 through September 30, 2021, we had net income of $5,454,687, which consisted of a gain of $6,658,475 for the change in fair value of our warrant liability, offset by formation and operating costs of $1,208,967. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.
Liquidity and Capital Resources
As of September 30, 2021, we had $58,873 in our operating bank account and working capital deficit of $356,380. Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through the proceeds of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares, and an up to $300,000 note agreement initially issued to an executive officer of the Company.
On March 25, 2021, we consummated the Initial Public Offering of 35,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $350,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant generating gross proceeds of $9,000,000.
On April 13, 2021, in connection with the underwriters’ election to exercise their over-allotment option, we consummated the sale of an additional 5,250,000 Units and the sale of an additional 700,000 Private Placement Warrants, generating total gross proceeds of $52,500,000.
As of September 30, 2021 we held a balance in the Trust Account of $402,520,541, and $58,873 of cash held outside of the Trust Account, as of April 13, 2021, the date of the underwriters’ full exercise of their over-allotment after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $22,733,025 in transaction costs in connection with our IPO and the over-allotment, including $8,050,000 of underwriting fees, $14,087,500 of deferred underwriting fees and $595,525 of other offering costs.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into
any off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all of the Company’s 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusted the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Shares.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 13,000,000 shares of Class A ordinary shares in the aggregate.
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
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in
Rules 13a-15(e)
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.
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
On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 8,050,000 Public Warrants and 6,700,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our condensed balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain
or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
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
Dated: November 12, 2021