Form 10-Q/A
period 2021-09-30
Virgin Group Acquisition Corp. II
filed 2021-12-07
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
of the Exchange Act).    Yes  ☒    No  ☐
As of December 7
,
 202
1
, 40,250,000 shares of Class A ordinary share, par value $0.0001 per share, and 10,062,500 shares of Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

VIRGIN GROUP ACQUISITION CORP. II
Form
10-Q
For the Period from January 13, 2021 (inception) through September 30, 2021

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II - OTHER INFORMATION		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

i

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Virgin Group Acquisition Corp. II, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Reports on Form
10-Q
of Virgin Group Acquisition Corp. II as of March 31, 2021, June 30, 2021 and September 30, 2021 and the Current Report on Form
8-K
dated March 31, 2021 (collectively, the “Original Filings”).
The Company has
re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on March 22, 2021. Since issuance in March 2021, the Company has considered the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. After discussion and evaluation, including with the Company’s audit committee, management has determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management noted an adjustment between temporary equity and permanent equity should be made.
As a result of the factors described above, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previous quarterly unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 included in its Quarterly Reports on Form
10-Q
filed on June 30, 2021 and August 10, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form
8-K
dated March 25, 2021 should no longer be relied upon because the reclassification should have instead been characterized as a restatement under relevant accounting guidance. As a result, the Company has restated its financial statements for the affected periods in this Amendment No. 1 to its Quarterly Report on Form
10-Q.
The change in accounting for the Class A ordinary shares did not have any impact on our liquidity, net cash flows, revenues or costs of operating our business in the affected periods.
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-Q/A.
We are filing this Amendment No. 1 to amend and restate the Original Filings with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:
Part I, Item 1. Financial Statements
Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors
Except as described above, no other information included in the Original Filings is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filings. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filings and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filings. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filings and with our filings with the SEC subsequent to the Original Filings.
The Company’s management and the Audit Committee have discussed the matters disclosed in this Amendment No. 1 with WithumSmith+Brown, PC, the Company’s independent registered accounting firm.

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

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENTS OF
OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the period from January 13, 2021 (inception) to September 30, 2021
Formation and operating costs	$1,208,967	$1,485,953

Loss from operations	(1,208,967)	(1,485,953)

Other income (expense)
Interest income earned on investments held in trust account	5,179	20,541
Offering costs allocated to warrants	—	(570,496)
Change in fair value of warrant liabilities	6,658,475	6,496,009

Total other income	6,663,654	5,946,054

Net income	$5,454,687	$4,460,101

Basic and diluted weighted average shares outstanding, Class A ordinary shares	40,250,000	28,918,582

Basic and diluted net income per ordinary share, Class A	$0.11	$0.12

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,062,500	9,640,625

Basic and diluted net income per ordinary share, Class B	$0.11	$0.12

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
Restatement
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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this amended Quarterly Report.
Impact of the
Restatement
The impact to the balance sheet as of March 25, 2021, the unaudited balance sheet, statement of operations and statement of cash flows as of March 31, 2021 and for the period from January 13, 2021 (inception) to March 31, 2021 and the unaudited balance sheet, statements of operations and statement of cash flows as of June 30, 2021 and for the three months ended June 30, 2021 and for the period from January 13, 20
21
 (inception) to June 30, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 25, 2021
Class A ordinary shares subject to possible redemption	$316,378,064	$33,621,936	$350,000,000

Class A ordinary shares, $0.0001 par value	336	(336)	—
Additional Paid-in Capital	5,521,316	(5,521,316)	—
Accumulated Deficit	(522,653)	(28,100,284)	(28,622,937)

Total Shareholders’ Equity (Deficit)	$5,000,005	$(33,621,936)	$(28,621,931)

Number of shares subject to redemption	31,637,806	3,362,194	35,000,000

Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$316,168,382	$33,831,618	$350,000,000

Class A ordinary shares, $0.0001 par value	338	(338)	—
Class B ordinary shares, $0.0001 par value	1,006	—	1,006
Additional Paid-in Capital	5,730,996	(5,730,996)	—
Accumulated Deficit	(732,339)	(28,100,284)	(28,832,623)

Total Shareholders’ Equity (Deficit)	$5,000,001	$(33,831,618)	$(28,831,617)

Number of shares subject to redemption	31,616,838	3,383,162	35,000,000

Statement of operations for the period from January 13, 2021 (inception) through March 31, 2021 (unaudited)
Basic and diluted net loss per ordinary share, Class A	$0.00	$(0.02)	$(0.02)
Basic and diluted net loss per ordinary share, Class B	$(0.08)	$0.06	$(0.02)
Statement of Cash Flows for the period from January 13, 2021 (inception) through March 31, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$316,378,064	$(316,378,064)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(209,682)	$209,682	$—
Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$364,266,740	$38,233,260	$402,500,000

Class A ordinary shares, $0.0001 par value	382	(382)	—
Class B ordinary shares, $0.0001 par value	1,006	—	1,006
Additional Paid-in Capital	5,993,201	(5,993,201)	—
Accumulated Deficit	(994,586)	(32,239,678)	(33,234,264)

Total Shareholders’ Equity (Deficit)	$5,000,003	$(38,233,261)	$(33,233,258)

Number of shares subject to redemption	36,426,674	3,823,326	40,250,000

Statement of operations (unaudited)
For the three months ended June 30, 2021
Basic and diluted net loss per ordinary share, Class A	$0.00	(0.01)	(0.01)
Basic and diluted net loss per ordinary share, Class B	$(0.03)	0.02	(0.01)
For the period from January 13, 2021 (inception) through June 30, 2021
Basic and diluted net loss per ordinary share, Class A	$0.00	(0.02)	(0.02)
Basic and diluted net loss per ordinary share, Class B	$(0.10)	0.08	(0.02)
Statement of Cash Flows for the period from January 13, 2021 (inception) through June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$316,378,064	$(316,378,064)	$—
Change in value of Class A ordinary shares subject to possible redemption	$47,488,678	$(47,488,678)	$—
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.
Use of Estimates
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
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. The Company allocates the offering costs between ordinary shares and public and private warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to temporary equity. Accordingly, as of September 30, 2021, the Company incurred offering costs in the aggregate of
$22,733,025 of which $22,162,529 have been allocated to temporary equity and $570,496 was allocated to the public and private warrants and was expensed immediately.

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

	For the Three Months ended September 30, 2021	For the period from January 13, 2021 (inception) to September 30, 2021

Ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$4,363,750	$3,344,981
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	40,250,000	28,918,582

Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.11	$0.12

Non-Redeemable Ordinary shares
Numerator:
Net income allocable to Class B ordinary shares not subject to redemption	$1,090,937	$1,115,120
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	10,062,500	9,640,625

Basic and diluted net income per share, ordinary shares	$0.11	$0.12

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
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021 when the Public Warrants were listed separately
.
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
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.
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

Restatement to Previously Issued Financial Statements
As discussed in Note 2 – Restatement to Previously Issued Financial Statements in the Notes to the unaudited condensed financial statements, the Company restated its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
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
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
and 15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments (discussed in Note 2 to the Financial Statements included in this Form
10-Q/A).
The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Quarterly Report on Form 10-Q/A present
fairly in all material respects our financial position, results of operations and cash flows for the period presented.
It is noted that the
non-cash
adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness surrounding internal controls over financial reporting for complex financial instruments discussed above and have taken the following steps subsequent to the quarter ended September 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Quarterly Report on Form
10-Q/A,
we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC
480-10-S99-3A
to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note
2-Restatement
of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form
10-Q/A.
We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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
Dated: December 7, 2021