Form 10-Q
period 2022-03-31
Virgin Group Acquisition Corp. II
filed 2022-05-16
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 16, 2022
,
40,250,000
Class A ordinary shares, par value $0.0001 per share, and
10,062,500
 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None

VIRGIN GROUP ACQUISITION CORP. II
Form
10-Q
For the Three Months Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures.	29
PART II - OTHER INFORMATION		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Mine Safety Disclosures.	33
Item 5.	Other Information.	33
Item 6.	Exhibits.	33

i

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
VIRGIN GROUP ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS:
Current Assets:
Cash	$79,823	$507,233
Prepaid expenses	615,316	629,106

Total current assets	695,139	1,136,339
Prepaid expenses – non-current portion	—	141,333
Investments held in trust account	402,566,409	402,530,526

TOTAL ASSETS	$403,261,548	$403,808,198

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued costs and expenses	$2,814,837	$2,419,324
Due to related party	31,667	1,667
Promissory note – related party	1,000,000	1,000,000

Total current liabilities	3,846,504	3,420,991
Derivative warrant liabilities	5,685,730	13,340,010
Backstop derivative liability	30,234,314	—
Deferred underwriter’s discount	14,087,500	14,087,500

Total liabilities	53,854,048	30,848,501
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; 40,250,000 shares subject to possible redemption at a redemption value of $10.00 per share at March 31, 2022 and December 31, 2021, respectively	402,500,000	402,500,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,006	1,006
Additional paid-in capital	—	—
Accumulated deficit	(53,093,506)	(29,541,309)

Total Shareholders’ deficit	(53,092,500)	(29,540,303)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$403,261,548	$403,808,198

The accompanying notes are an integral part of these condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the period from January 13, 2021 (inception) through March 31, 2021

Formation and operating costs	$1,008,046	$27,356

Loss from operations	(1,008,046)	(27,356)

Other income (expense)
Interest income earned on cash and investments held in trust account	35,883	1,444
Offering costs allocated to warrants	—	(497,634)
Change in fair value of derivative warrant liabilities	7,654,280	(208,793)
Initial measurement of backstop derivative liabilit y	(30,234,314)

Total other expense, net	(22,544,151)	(704,983)

Net loss	$(23,552,197)	$(732,339)

Basic and diluted weighted average shares outstanding, Class A ordinary shares, subject to possible redemption	40,250,000	3,141,026

Basic and diluted net loss per ordinary share, Class A ordinary shares, subject to possible redemption	$(0.47)	$(0.06)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,062,500	8,750,000

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.47)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed
financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional	Accumulated	Total Shareholders’
	Class A		Class B
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	10,062,500	$1,006	$—	$(29,541,309)	$(29,540,303)
Net loss	—	—	—	—	—	(23,552,197)	(23,552,197)

Balance as of March 31, 2022, (unaudited)	—	$—	10,062,500	$1,006	$—	(53,093,506)	$(53,092,500)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
B alance as of January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(23,994)	(28,100,284)	(28,124,278)
Net loss	—	—	—	—	—	(732,339)	(732,339)

Balance as of March 31, 2021, (unaudited)	—	$—	10,062,500	$1,006	$—	$(28,832,623)	$(28,831,617)

The accompanying notes are an integral part of th
e
se unaudited condensed financial statements.

VIRGIN GROUP ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the period from January 13, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(23,552,197)	$(732,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(35,883)	(1,444)
Offering costs allocated to derivative warrant liabilities	—	497,634
Change in fair value of derivative warrant liabilities	(7,654,280)	208,793
Initial measurement of backstop derivative liability	30,234,314
Changes in operating assets and liabilities:
Prepaid assets	155,123	(1,244,423)
Accrued costs and expenses	395,513	1,266,779
Due to related party	30,000	—

Net cash used in operating activities	(427,410)	(5,000)

Cash flows from investing activity:
Investment of cash in Trust Account	—	(350,000,000)

Net cash used in investing activity	—	(350,000,000)

Cash flows from financing activities:
Proceeds from purchase of Class B shares by initial shareholder	—	25,0000
Proceeds from initial public offering, net of underwriters’ discount	—	343,000,000
Proceeds from private placement	—	9,000,000
Payment of offering costs	—	(595,525)

Net cash provided by financing activities	—	351,429,475

Net change in cash	(427,410)	1,424,475
Cash, beginning of the period	507,233	—

Cash, end of the period	$79,823	$1,424,475

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to temporary equity	$—	$12,250,000

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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and the Company’s search for and completion of a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the IPO.
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
Transaction costs of the IPO amounted to $19,845,525, consisting of $7,000,000 of underwriting discount, $12,250,000 of deferred underwriting discount, $595,525 of other offering costs.
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
As of March 31, 2022, $79,823 of cash is not held in the Trust Account (as defined below) and is available for working capital purposes.
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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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

The Business Combination is expected to close early in the second quarter of 2022, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.
Merger Agreement Amendment
On March 31, 2022, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), by and among the Company, Treehouse Merger Sub, Inc., a Delaware corporation (“Merger Sub I”), Treehouse Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”), and Grove. The Amended and Restated Merger Agreement amends and restates in its entirety the Agreement and Plan of Merger, dated as of December 7, 2021 (the “Original Merger Agreement”), entered into by the Company, Merger Sub I and Grove that the Company originally announced in its Current Report on Form
8-K
filed on December 7, 2021. Except as described below, the terms and provisions of the Amended and Restated Merger Agreement are consistent with the terms and provisions of the Original Merger Agreement.
The Amended and Restated Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Grove.
The Amended and Restated Merger Agreement provides that, among other things, at least one day following the domestication of the Company as a Delaware public benefit corporation (the “Redomestication”), (i) Merger Sub I will merge with and into Grove (the “Initial Merger”), with Grove as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company (the “Initial Surviving Corporation”) and (ii) immediately following the Initial Merger, and as part of the same overall transaction as the Initial Merger, the Initial Surviving Corporation will merge with and into Merger Sub II (the “Final Merger” and, together with the Initial Merger, the “Mergers”, and the Mergers, together with the other transactions contemplated by the Amended and Restated Merger Agreement (other than the Redomestication), the “Business Combination”), with Merger Sub II as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company.
The Amended and Restated Merger Agreement further provides that, on the terms and subject to the conditions of the Amended and Restated Merger Agreement, each Tranche 1 Share (as defined below) (other than dissenting shares) will be canceled and converted into the right to receive a number of VGAC Class B Common Shares, as determined pursuant to an exchange ratio set forth in the Amended and Restated Merger Agreement (the “Exchange Ratio”). The VGAC Class B Common Shares to be issued in exchange for the Tranche 1 Shares are in addition to the merger consideration payable to the existing equity holders of Grove.
The foregoing description of the Amended and Restated Merger Agreement is subject to and qualified in its entirety by reference to the full text of the Amended and Restated Merger Agreement, a copy of which is included as Exhibit 2.1 hereto, and the terms of which are incorporated by reference.
On January 14, 2022, the Company filed a Form
S-4
with the SEC relating to the proposed Business Combination. Subsequently on March 10, 2022, an amended
S-4
was filed.
Backstop Derivative Liability
On March 31, 2022, the Company entered into a subscription agreement (the “Backstop Subscription Agreement”) with Corvina Holdings, Limited, an affiliate of the Sponsor (the “Backstop Investor”) and Grove Collaborative, Inc., a Delaware public benefit corporation (“Grove”).

Pursuant to the Backstop Subscription Agreement, among other things, (i) the Backstop Investor agreed to subscribe for and purchase, and Grove agreed to issue and sell to the Investor, on the date of the Backstop Subscription Agreement, a number of shares of Grove’s common stock equal to the quotient of $27,500,000 and $11.70, for an aggregate purchase price of $27,500,000 (the “Tranche 1 Shares”) and (ii) the Backstop Investor has agreed to subscribe for and purchase, on the closing date of the Business Combination, certain VGAC Class A Common Shares at a purchase price of $10.00 per share (the “Tranche 2 Shares”), for aggregate gross proceeds in an amount equal to (x) $22,500,000 minus (y) the amount of cash available, as of immediately prior to the closing of the Business Combination, to be released from the Trust Account (after giving effect to all payments to be made as a result of the exercise of all Redemption Rights) (the “Available Cash”).
The purchase price per share for the Tranche 1 Shares was based on an estimate of the Exchange Ratio, and each of the Backstop Investor and Grove have agreed to adjust the number of Tranche 1 Shares held by the Backstop Investor immediately prior to the closing of the Business Combination to reflect the final Exchange Ratio calculated pursuant to the terms of the Amended and Restated Merger Agreement such that at the closing of the Business Combination the Tranche 1 Shares will convert into VGAC Class B Common Shares (which will immediately be exchanged for VGAC Class A Common Shares) at a ratio that reflects a purchase price of $10.00 for each VGAC Class B Common Share. In addition, immediately prior to the closing of the Business Combination, to the extent the Available Cash exceeds $22,500,000, the Backstop Investor shall have the right to redeem all or a portion of the Tranche 1 Shares in cash for a purchase price per share equal to (x) the final Exchange Ratio calculated pursuant to the terms of the Amended and Restated Merger Agreement multiplied by (y) $10.00.
In addition, if the volume weighted average price of VGAC Class A Common Shares is less than $10.00 during the 10 trading days commencing on the first trading day after the Company’s first quarterly earnings call for a fiscal quarter that ends following the closing of the Business Combination (the “Measurement Period VWAP”), then the Backstop Investor shall be entitled to receive a number of additional VGAC Class A Common Shares equal to the lesser of (i) the product of (x) the sum of (1) the shares of common stock of VGAC II issued to the Investor at the closing of the Business Combination pursuant to the Amended and Restated Merger Agreement (as defined below) as consideration for the Tranche 1 Shares and (2) the Tranche 2 Shares (collectively, the “Post-Combination VGAC Shares”) multiplied by (y) a fraction, (A) the numerator of which is $10.00 (as adjusted for any stock split, reverse stock split or similar adjustment following the closing of the Business Combination) minus the Measurement Period VWAP and (B) the denominator of which is the Measurement Period VWAP and (ii) the number of Post-Combination VGAC Shares outstanding as of immediately following the closing of the Business Combination (the “Additional Shares”).
Immediately following the closing of the Business Combination, the Company shall issue to the Backstop Investor a number of warrants to purchase VGAC Class A Common Shares (each warrant exercisable to purchase one VGAC Class A Common Share for $0.01)
(the “Penny Warrants”). Such warrants will be exercisable by the Backstop Investor at any time for a period of five years from the date of issuance and otherwise be on terms customary for warrants of such nature.
In the event that the Amended and Restated Merger Agreement is terminated, then (a) upon such termination, Grove shall issue to the Backstop Investor certain warrants that are exercisable for shares of Grove’s common stock, (b) the Tranche 1 Shares will automatically convert, in certain circumstances, into Grove’s preferred stock and (c) Grove will be subject to certain repurchase obligations with respect to the Tranche 1 Shares, in each case, as set forth in the Backstop Subscription Agreement.
In connection with the foregoing, Grove has agreed to waive the available cash condition, effective upon (a) the payment of the purchase price for the Tranche 1 Shares by the Backstop Investor and (b) if the conditions to the Backstop Investor’s obligation to purchase the Tranche 2 Shares under the Backstop Subscription Agreement are satisfied, the payment of the purchase price of the Tranche 2 Shares.

Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19
pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of March 31, 2022, the Company had $79,823 in its operating bank account and a working capital deficit of $3,151,365.
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
In order to finance transaction costs in connection with a Business Combination, or because the Company becomes obligated to redeem a significant number of the public shares upon consummation of the Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of March 31, 2022, the Company had $1,000,000 of outstanding borrowings under the Working Capital Loans. In addition, the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 25, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form
10-K
filed by the Company with the SEC on February 24, 2022.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in a mutual fund.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all of the Company’s 40,250,000
Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of
ASC 340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. The Company allocates the offering costs between ordinary shares and public and private warrants using the relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to temporary equity. Accordingly, the Company incurred offering costs in the aggregate of $22,733,025 of which $22,162,529 have been allocated to temporary equity and $570,496 was allocated to the public and private warrants and was expensed immediately.
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
Derivative Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.
The classification of derivative instruments, including whether such instruments should be recorded as asset, liabilities or as equity, is re-assessed
at the end of each reporting period.
Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or
not net-cash
settlement or conversion of the instrument is required within 12 months of the balance sheet date. The Company has determined that the Tranche 2 Shares, Penny Warrants, Additional Shares, and both the private and public warrants are a derivative instrument.

Net Loss Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential ordinary shares and 13,000,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021, respectively because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share:

	For the three months ended March 31, 2022		For the period from January 13, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of loss	$(18,841,758)	$(4,710,439)	$(193,448)	$(538,891)
Denominator:
Weighted-average shares outstanding including shares subject to redemption	40,250,000	10,062,500	3,141,026	8,750,000
Basic and diluted loss per ordinary share	$(0.47)	$(0.47)	$(0.06)	$(0.06)

Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on April 13, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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
capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$402,500,000
Less:
Proceeds allocated to Public Warrants	(10,101,143)
Ordinary share issuance costs	(22,162,529)
Plus:
Accretion of carrying value to redemption value	32,263,672

Contingently redeemable ordinary shares	$402,500,000

Note 4 — Private Placement
Concurrently with the closing of the IPO, the Company completed the Private Placement of 6,000,000 Private Placement Warrants to Virgin Group Acquisition Sponsor II LLC at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $9,000,000. On April 13, 2021 the underwriter exercised their full over-allotment option which resulted in the purchase of an additional 700,000 private placement warrants for proceeds of $1,050,000. Therefore, the aggregate Private Placement Warrants purchased by Virgin Group Acquisition Sponsor II LLC were 6,700,000 for gross proceeds to the Company of $10,050,000. Each warrant is exercisable to purchase one share of the Company’s Class A Ordinary Shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO and held in the trust account, such that $402,500,000 is held in the trust account. If the Company does not complete its initial Business Combination within 24 months from the closing of the IPO, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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
On September 28, 2021, the Company issued an unsecured promissory note in the amount of up to $1,000,000 to the Sponsor. The proceeds of this promissory note, which may be drawn down as Working Capital Loans from time to time until the Company consummates a Business Combination, will be used for general working capital purposes. This promissory note bears no interest and is payable in full upon the earlier to occur of (i) March 22, 2023 or (ii) the consummation of the Company’s initial business combination. As of March 31, 2022 and December 31, 2021, the outstanding balance for promissory note was $1,000,000.
On April 8, 2022, the Company amended the promissory note to increase the aggregate principal amount to $1,500,000. On April 14, 2022, the Company received an additional $500,000 in relation to the amended promissory note.
Administrative Service Fee
Commencing on March 25, 2021, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or its liquidation, it will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021, the Company incurred
 $30,000 and $1,667, respectively of administrative service fees. Unpaid amount
s
reported in the
d
ue to related party account on the

condensed
balance sheets as of March 31, 2022 and December 31, 2021
are
 $30,000 and $1,667, respectively.

Note 6 —  Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments in the Mutual Fund.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$402,566,409	$402,566,409	$—	$—
Liabilities:
Derivative warrant liability – Public Warrants	$3,048,919	$3,048,919	$—	$—
Derivative warrant liability – Private Warrants	2,636,811	—	—	2,636,811
Backstop derivative liability	30,234,314	—	—	30,234,314

Derivative liabilities	$35,920,044	$3,048,919	$—	$32,871,125

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Fund held in Trust Account	$402,530,526	$402,530,526	$—	$—
Liabilities:
Derivative warrant liability – Public Warrants	$6,731,959	$6,731,959	$—	$—
Derivative warrant liability – Private Warrants	6,608,051	—	—	6,608,051

Derivative warrant liabilities	$13,340,010	$6,731,959	$—	$6,608,051

The change in fair value of the derivative warrant liabilities is summarized as follows:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Derivative warrant liability – initial measurement on March 25, 2021	$9,020,019	$8,776,387	$17,796,406
Change in fair value of derivative warrant liabilities	133,454	55,320	188,774

Derivative warrant liabilities at March 31, 2021	$9,153,473	$8,831,707	$17,985,180

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Derivative warrant liabilities at December 31, 2021	$6,608,051	$—	$6,608,051
Change in fair value of derivative warrant liabilities	(3,971,240)	—	(3,971,240)

Derivative warrant liabilities at March 31, 2022	$2,636,811	$—	$2,636,811

The estimated fair value of the warrant liability for the private warrants at March 31, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in a Monte Carlo options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
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

The following table provides quantitative information regarding Level 3 fair value measurements of derivative warrant liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Strike price	$11.50	$11.50
Share price	$5.95	$9.59
Volatility	25%	40%
Risk-free rate	2.40%	1.28%
Expected term (years)	5	5
The Company accounts for the Backstop Subscription Agreement in accordance with the guidance in ASC 815-40 and accounts for the Tranche 2 Shares as a derivative asset and Penny Warrants and Additional Shares as derivative liabilities at its fair value determined by a Monte Carlo simulation of redemptions and share price using the same calibrated price from the warrant valuation analysis. These assets and liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the derivate asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. On March 31, 2022, the Company recorded net backstop derivative liability in the unaudited condensed balance sheets amounting to $30,234,314.
The following table provides quantitative information regarding Level 3 fair value measurement of backstop derivative liability as of March 31, 2022:

Share price	$5.95
Volatility	25%
Risk-free rate	2.40%
Minimum Redemption Percentage	92%
Maximum Redemption Percentage	100%
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
Underwriting Agreement
The Company granted the underwriter
a 45-day
option from the date of the IPO to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the IPO. On April 13, 2021 the underwriters exercised their over-allotment option in full. The underwriters were paid an underwriting discount of $0.20 per unit, or $8,050,000 in the aggregate upon the closing of the IPO and exercise of the full over-allotment. Additionally, a deferred underwriting discount of $0.35 per unit, or $14,087,500 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company had $14,087,500 accrued as of March 31, 2022 and December 31, 2021.
Note 8 — Derivative Liabilities
Warrants
As of March 31, 2022 and December 31, 2021, there were 8,050,000 Public Warrants and 6,700,000 Private Placement Warrants outstanding. The total Warrants will become exercisable on the later of (a) 30 days from the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of a Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the trust account. The Company may call the Public Warrants for redemption:

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
at each balance sheet date. With
each such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $17,796,406 of warrant liability upon issuance as of March 25, 2021 and an additional $2,392,661 upon exercise of the over-allotment for an aggregate original warrant liability of $20,189,067.

Backstop Derivative Liability
On March 31, 2022, the Company entered into a Backstop Subscription Agreement with the Backstop Investor and Grove.
Pursuant to the Backstop Subscription Agreement, (i) the Backstop Investor agreed to subscribe for and purchase, and Grove agreed to issue and sell to the Investor, on the date of the Backstop Subscription Agreement, a number of shares of Grove’s common stock equal to the quotient of $27,500,000 and $11.70, for an aggregate purchase price of $27,500,000 and (ii) the Backstop Investor has agreed to subscribe for and purchase, on the closing date of the Business Combination, certain VGAC Class A Common Shares at a purchase price of $10.00 per share, for aggregate gross proceeds in an amount equal to (x) $22,500,000 minus (y) the amount of cash available, as of immediately prior to the closing of the Business Combination, to be released from the Trust Account (after giving effect to all payments to be made as a result of the exercise of all Redemption
Rights) (the “Tranche 2 Shares”).

The purchase price per share for the Tranche 1 Shares was based on an estimate of the Exchange Ratio, and each of the Backstop Investor and Grove have agreed to adjust the number of Tranche 1 Shares held by the Backstop Investor immediately prior to the closing of the Business Combination to reflect the final Exchange Ratio. In addition, immediately prior to the closing of the Business Combination, to the extent the Available Cash exceeds $22,500,000, the Backstop Investor shall have the right to redeem all or a portion of the Tranche 1 Shares in cash for a purchase price per share equal to (x) the final Exchange Ratio calculated pursuant to the terms of the Amended and Restated Merger Agreement multiplied by (y) $10.00.
In addition, if the volume weighted average price of VGAC Class A Common Shares is less than $10.00 during the 10 trading days commencing on the first trading day after the Company’s first quarterly earnings call for a fiscal quarter that ends following the closing of the Business Combination, then the Backstop Investor shall be entitled to receive a number of additional VGAC Class A Common Shares (the “Additional Shares”).
Immediately following the closing of the Business Combination, the Company shall issue to the Backstop Investor a number of warrants to purchase VGAC Class A Common Shares (each warrant exercisable to purchase one VGAC Class A Common Share for $0.01)
(the “Penny Warrants”). Such warrants will be exercisable by the Backstop Investor at any time for a period of five years from the date of issuance and otherwise be on terms customary for warrants of such nature.
The Company accounts for the Backstop Subscription Agreement in accordance with the guidance in ASC
815-40
and accounts for Tranche 2 shares as asset and Penny Warrants and Additional Shares as derivative liabilities at its fair value determined by a Monte Carlo simulation of redemptions and share price using the same calibrated price from the warrant valuation analysis. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. On March 31, 2022, the Company recorded net backstop derivative liability in the unaudited condensed balance sheets amounting to
$30,234,314.
Note 9 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 200,000,000 Class A ordinary shares with a par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 40,250,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 20,000,000 Class B ordinary shares with a par value of $0.0001 each. Holders are entitled to one vote for each Class B Ordinary Share. As of March 31, 2022 and December 31, 2021, there were 10,062,500 shares of Class B ordinary shares issued and outstanding. On April 13, 2021, the underwriters exercised their over-allotment option in full, hence, 1,312,500 Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as specified in the Company’s amended and restated memorandum and articles of association, or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two thirds of the shareholders who attend and vote at a general meeting of the company, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial business combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can appoint all of the directors. Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of the Company’s initial business combination. Holders of the Company’s public shares will not be entitled to vote on the appointment of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of the Company’s ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the Company’s initial business combination, except as required by law, holders of the founder shares and holders of the Company’s public shares will vote together as a single class, with each share entitling the holder to one vote. If the company seeks shareholder approval of the Company’s initial business combination, the Company will complete the Company’s initial business combination only if the Company receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, the Company’s sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after the public offering (including in open market and privately-negotiated transactions) in favor of the Company’s initial business combination.

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
will never occur on a less
than one-for-one basis.

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements was issued. Based upon this review, except for the items discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
Promissory Note
On April 8, 2022, the Company amended its existing unsecured promissory note to the Sponsor, dated as of September 28, 2021 (the “Original Note”), to increase the aggregate principal amount from $1,000,000 to $1,500,000 (the “Amended Note”). The proceeds of the Amended Note, which may be drawn down from time to time until the Company consummates its initial business combination, will be used for general working capital purposes. On April 14, 202
2
, the Company received $500,000 in relation to the Amended Note, as discussed in Note 5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Virgin Group Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Virgin Group Acquisition Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on January 13, 2021 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate an initial Business Combination (the “Business Combination”) using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Warrants (as defined in Note 1 to our unaudited condensed financial statements), our shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Recent Developments
Merger Agreement Amendment
On March 31, 2022, VGAC II entered into an Amended and Restated Agreement and Plan of Merger (the “Amended and Restated Merger Agreement”), by and among VGAC II, Treehouse Merger Sub, Inc., a Delaware corporation (“Merger Sub I”), Treehouse Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”), and Grove. The Amended and Restated Merger Agreement amends and restates in its entirety the Agreement and Plan of Merger, dated as of December 7, 2021 (the “Original Merger Agreement”), entered into by VGAC II, Merger Sub I and Grove that VGAC II originally announced in its Current Report on Form
8-K
filed on December 7, 2021. Except as described below, the terms and provisions of the Amended and Restated Merger Agreement are consistent with the terms and provisions of the Original Merger Agreement.

The Amended and Restated Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of VGAC II and Grove.
The Amended and Restated Merger Agreement provides that, among other things, at least one day following the domestication of VGAC II as a Delaware public benefit corporation (the “Redomestication”), (i) Merger Sub I will merge with and into Grove (the “Initial Merger”), with Grove as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of VGAC II (the “Initial Surviving Corporation”) and (ii) immediately following the Initial Merger, and as part of the same overall transaction as the Initial Merger, the Initial Surviving Corporation will merge with and into Merger Sub II (the “Final Merger” and, together with the Initial Merger, the “Mergers”, and the Mergers, together with the other transactions contemplated by the Amended and Restated Merger Agreement (other than the Redomestication), the “Business Combination”), with Merger Sub II as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of VGAC II.
The Amended and Restated Merger Agreement further provides that, on the terms and subject to the conditions of the Amended and Restated Merger Agreement, each Tranche 1 Share (as defined below) (other than dissenting shares) will be canceled and converted into the right to receive a number of VGAC Class B Common Shares, as determined pursuant to an exchange ratio set forth in the Amended and Restated Merger Agreement (the “Exchange Ratio”). The VGAC Class B Common Shares to be issued in exchange for the Tranche 1 Shares are in addition to the merger consideration payable to the existing equity holders of Grove.
The foregoing description of the Amended and Restated Merger Agreement is subject to and qualified in its entirety by reference to the full text of the Amended and Restated Merger Agreement, a copy of which is included as Exhibit 2.1 hereto, and the terms of which are incorporated by reference.
On January 14, 2022, we filed a Form
S-4
with the SEC relating to the proposed Business Combination. Subsequently on March 10, 2022, an amended
S-4
was filed.
Backstop Subscription Agreement
Concurrently with the execution of the Amended and Restated Merger Agreement, the Company entered into a subscription agreement (the “Backstop Subscription Agreement”) with Corvina Holdings, Limited, an affiliate of the Sponsor (the “Backstop Investor”) and Grove Collaborative, Inc., a Delaware public benefit corporation (“Grove”).
Pursuant to the Backstop Subscription Agreement, among other things, (i) the Backstop Investor agreed to subscribe for and purchase, and Grove agreed to issue and sell to the Backstop Investor, on the date of the Backstop Subscription Agreement, a number of shares of Grove’s common stock equal to the quotient of $27,500,000 and $11.70, for an aggregate purchase price of $27,500,000 (the “Tranche 1 Shares”) and (ii) the Backstop Investor has agreed to subscribe for and purchase, on the closing date of the Business Combination, certain VGAC Class A Common Shares at a purchase price of $10.00 per share (the “Tranche 2 Shares”), for aggregate gross proceeds in an amount equal to (x) $22,500,000 minus (y) the amount of cash available, as of immediately prior to the closing of the Business Combination, to be released from the Trust Account (as defined in Note 1 to our unaudited condensed financial statements) (after giving effect to all payments to be made as a result of the exercise of all Redemption Rights) (the “Available Cash”).
The purchase price per share for the Tranche 1 Shares was based on an estimate of the Exchange Ratio, and each of the Backstop Investor and Grove have agreed to adjust the number of Tranche 1 Shares held by the Backstop Investor immediately prior to the closing of the Business Combination to reflect the final Exchange Ratio calculated pursuant to the terms of the Amended and Restated Merger Agreement such that at the closing of the Business Combination the Tranche 1 Shares will convert into VGAC Class B Common Shares (which will immediately be exchanged for VGAC Class A Common Shares) at a ratio that reflects a purchase price of $10.00 for each VGAC Class B Common Share. In addition, immediately prior to the closing of the Business Combination, to the extent the Available Cash exceeds $22,500,000, the Backstop Investor shall have the right to redeem all or a portion of the Tranche 1 Shares in cash for a purchase price per share equal to (x) the final Exchange Ratio calculated pursuant to the terms of the Amended and Restated Merger Agreement multiplied by (y) $10.00.

In addition, if the volume weighted average price of VGAC Class A Common Shares is less than $10.00 during the 10 trading days commencing on the first trading day after the Company’s first quarterly earnings call for a fiscal quarter that ends following the closing of the Business Combination (the “Measurement Period VWAP”), then the Backstop Investor shall be entitled to receive a number of additional VGAC Class A Common Shares equal to the lesser of (i) the product of (x) the sum of (1) the shares of common stock of VGAC II issued to the Investor at the closing of the Business Combination pursuant to the Amended and Restated Merger Agreement (as defined below) as consideration for the Tranche 1 Shares and (2) the Tranche 2 Shares (collectively, the “Post-Combination VGAC Shares”) multiplied by (y) a fraction, (A) the numerator of which is $10.00 (as adjusted for any stock split, reverse stock split or similar adjustment following the closing of the Business Combination) minus the Measurement Period VWAP and (B) the denominator of which is the Measurement Period VWAP and (ii) the number of Post-Combination VGAC Shares outstanding as of immediately following the closing of the Business Combination.
Immediately following the closing of the Business Combination, the Company shall issue to the Backstop Investor a number of warrants to purchase VGAC Class A Common Shares (each warrant exercisable to purchase one VGAC Class A Common Share for $0.01). Such warrants will be exercisable by the Backstop Investor at any time for a period of five years from the date of issuance and otherwise be on terms customary for warrants of such nature.
In the event that the Amended and Restated Merger Agreement is terminated, then (a) upon such termination, Grove shall issue to the Backstop Investor certain warrants that are exercisable for shares of Grove’s common stock, (b) the Tranche 1 Shares will automatically convert, in certain circumstances, into Grove’s preferred stock and (c) Grove will be subject to certain repurchase obligations with respect to the Tranche 1 Shares, in each case, as set forth in the Backstop Subscription Agreement.
In connection with the foregoing, Grove has agreed to waive the available cash condition, effective upon (a) the payment of the purchase price for the Tranche 1 Shares by the Backstop Investor and (b) if the conditions to the Backstop Investor’s obligation to purchase the Tranche 2 Shares under the Backstop Subscription Agreement are satisfied, the payment of the purchase price of the Tranche 2 Shares.
Sponsor Agreement Amendment
Concurrently with the execution of the Amended and Restated Merger Agreement, the Company, VG Acquisition Sponsor II LLC (the “Sponsor”), Grove and certain other persons party thereto entered into an Amendment to Sponsor Letter Agreement (the “Sponsor Agreement Amendment”) that amends the Support Agreement, dated as of December 7, 2021 (the “Sponsor Agreement”) to reflect that the shares of common stock of the Company held by the Sponsor would not be subject to any earn-out
provisions. Except as expressly modified pursuant to the Sponsor Agreement Amendment, the Sponsor Agreement remains in full force and effect as originally executed on December 7, 2021.
Voting and Support Agreements
Concurrently with the execution of the Amended and Restated Merger Agreement, certain stockholders of Grove (the “Voting Stockholders”) entered into a First Amendment to Support Agreement (the “Support Agreement Amendment”) with the Company and Grove. The Support Agreement Amendment amends the Support Agreement, dated as of December 7, 2021 (the “Support Agreement”) to provide, among other things, that the Voting Stockholders agree to vote in favor of the Amended and Restated Merger Agreement and the transactions contemplated thereby. Except as expressly modified pursuant to the Support Agreement Amendment, the Support Agreement remains in full force and effect as originally executed on December 7, 2021.
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and our search for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on investments held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had net loss of $23,552,197, which consisted of interest income of $35,883 and change in fair value of warrant liabilities amounting to 7,654,280, offset by formation and operating costs of $1,008,046 and loss on backstop derivative liability of $30,234,314. We are required to revalue our liability-classified warrants at the end of each reporting period and reflect in the statements of operations a gain or loss from the change in fair value of the warrant liability in the period in which the change occurred.
For the three months ended March 31, 2021, we had net loss of $732,339 which consisted of interest income of $1,444, offset by offering cost allocated to warrants amounting to $497,634, change in fair value of warrant liabilities amounting to $208,793 formation and operating costs of $27,356.
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
For the three months ended March 31, 2022, net cash used in operating activities was $427,410.
At March 31, 2022, we had $79,823 in our operating bank account and a working capital deficit of $3,151,365.
At March 31, 2022, we had cash and investments held in the Trust Account of $402,566,409 and interest income amounting to $35,883. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At March, 31 2022, we had cash of $79,823 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, we had $1,000,000 of outstanding borrowings under such loans.

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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 25, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services, provided to us. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.
The underwriter is entitled to a deferred fee of $0.35 per Unit, or $14,087,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards
Update 2020-06,
Debt —Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial
instruments. ASU 2020-06 eliminates
the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible
instruments. ASU 2020-06 is
effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on April 13, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would
have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form
10-K
for the year ended December 31 2021, filed by us with the SEC on February 24, 2022.

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
Net Loss per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,750,000 potential ordinary shares and 13,000,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021, respectively because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per ordinary share is the same as basic net loss per ordinary share for the period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Due to a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC
480-10-S99-3A
to its accounting classification of public shares, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022.
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
Management’s Report on Internal Controls Over Financial Reporting
This Quarterly Report on Form
10-Q
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness surrounding internal controls over financial reporting for complex financial instruments discussed above and have taken the following steps subsequent to the quarter ended September 30, 2021, when the material weakness was first identified:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
Other than the above, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include any of the risks described below as well as those described in our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on February 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As first reported in our Quarterly Report on Form
10-Q/A
filed on December 7, 2021 (File
No. 001-40263),
we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC
480-10-
S99-3A
to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.
On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
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
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars, including the conflict involving Russia and Ukraine and resulting economic sanctions; and

•	deterioration of political relations with the United States.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment dated April 8, 2022, to Promissory Note dated September 28, 2021, issued by Virgin Group Acquisition Corp. II to Virgin Group Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.2 to Virgin Group Acquisition Corp. II’s Current Report on Form 8-K filed on April 14, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 16, 2022