Form 10-Q
period 2022-06-30
Grove Collaborative Holdings, Inc.
filed 2022-08-12
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40263
_____________________________________
Grove Collaborative Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	88-2840659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1301 Sansome Street
San Francisco, California 94111
Tel.: (800) 231-8527
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Virgin Group Acquisition Corp. II
65 Bleecker Street, 6th Floor
New York, New York 10012
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	GROV	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	GROV.WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 43,101,881 shares of Class A common stock and 119,767,876 shares of Class B common stock as of August 4, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this "Form 10-Q), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described under Part II, Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,393	$78,376
Inventory, net	53,494	54,453
Prepaid expenses and other current assets	7,491	8,104
Total current assets	193,378	140,933
Property and equipment, net	15,831	15,932
Operating lease right-of-use assets	19,581	21,214
Other long-term assets	1,249	4,394
Total assets	$230,039	$182,473
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,714	$21,346
Accrued expenses	40,830	20,651
Deferred revenue	12,575	11,267
Operating lease liabilities, current	3,788	3,550
Other current liabilities	854	1,650
Debt, current	22,708	10,750
Total current liabilities	98,469	69,214
Debt, noncurrent	43,694	56,183
Operating lease liabilities, noncurrent	18,106	20,029
Derivative liabilities	76,686	—
Other long-term liabilities	1,562	5,408
Total liabilities	238,517	150,834
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value – 100,000,000 and 115,527,580 shares authorized at June 30, 2022 and December 31, 2021, respectively; no and 114,795,034 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	487,918
Stockholders’ deficit:
Common stock - Class A shares, $0.0001 par value – 600,000,000 shares authorized at June 30, 2022 and no shares authorized at December 31, 2021; 38,513,779 and no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; Class B shares, $0.0001 par value – 200,000,000 and 194,046,918 shares authorized at June 30, 2022 and December 31, 2021, respectively; 124,355,978 and 9,368,167 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	1
Additional paid-in capital	564,343	33,863
Accumulated deficit	(572,837)	(490,143)
Total stockholders’ deficit	(8,478)	(456,279)
Total liabilities, convertible preferred stock and stockholders’ deficit	$230,039	$182,473
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$79,279	$99,023	$169,758	$201,243
Cost of goods sold	40,322	49,957	88,064	99,985
Gross profit	38,957	49,066	81,694	101,258

Operating expenses:
Advertising	17,898	22,516	50,691	58,152
Product development	5,922	5,688	12,162	10,850
Selling, general and administrative	57,895	46,971	108,865	94,509
Operating loss	(42,758)	(26,109)	(90,024)	(62,253)

Interest expense	2,285	1,096	4,372	2,059
Loss on extinguishment on debt	—	1,027	—	1,027
Change in fair value of Additional Shares liability	2,015	—	2,015	—
Change in fair value of Earn-Out liability	(17,345)	—	(17,345)	—
Change in fair value of Public and Private Placement Warrants liability	(1,180)	—	(1,180)	—
Other expense, net	6,775	268	4,783	1,044
Interest and other expense (income), net	(7,450)	2,391	(7,355)	4,130
Loss before provision for income taxes	(35,308)	(28,500)	(82,669)	(66,383)
Provision for income taxes	2	16	25	28
Net loss	$(35,310)	$(28,516)	$(82,694)	$(66,411)
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(3.97)	$(3.86)	$(9.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,384,292	7,182,025	21,419,222	7,277,677
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Deficit
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2022	97,611	$487,918	2,350	$27,473	8,040	$1	$38,660	$(537,527)	$(498,866)
Recapitalization	17,184	—	400	—	1,415	—	—	—	—
Balances at March 31, 2022	114,795	487,918	2,750	27,473	9,455	1	38,660	(537,527)	(498,866)
Issuance of preferred stock and common stock upon net exercise of warrants	168	989	—	—	156	—	—	—	—
Conversion of preferred stock warrant liability to common stock warrants	—	—	—	—	—	—	2,182	—	2,182
Convertible preferred stock and contingently redeemable common stock conversion	(114,963)	(488,907)	(2,750)	(27,473)	118,205	12	516,368	—	516,380
Issuance of common stock in connection with Business Combination, including Backstop Tranche 2 Shares and PIPE offering, net of $17.1 million in transaction costs	—	—	—	—	20,921	2	79,979	—	79,981
Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants recognized upon Business Combination	—	—	—	—	—	—	(93,196)	—	(93,196)
Issuance of Earn-Out Shares	—	—	—	—	14,000	1	—	—	1
Issuance of Class A common stock issued to employees, net of withholding taxes	—	—	—	—	32	—	(96)	—	(96)
Issuance of common stock upon exercise of stock options	—	—	—	—	118	—	162	—	162
Repurchase of early exercise of options	—	—	—	—	(17)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	20,284	—	20,284
Net loss	—	—	—	—	—	—	—	(35,310)	(35,310)
Balances at June 30, 2022 (Unaudited)	—	$—	—	$—	162,870	$16	$564,343	$(572,837)	$(8,478)
(1) The shares of the Company’s common, convertible preferred stock and contingently redeemable convertible common stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement as described in Note 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Deficit
(In thousands)

	Convertible Preferred Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at March 31, 2021	97,611	$487,918	7,329	$1	$19,402	$(392,142)	$(372,739)
Recapitalization	17,184	—	1,290	—	—	—	—
Balance at March 31, 2021	114,795	487,918	8,619	1	19,402	(392,142)	(372,739)
Issuance of common stock for services	—	—	4	—	49	—	49
Issuance of common stock upon exercise of stock options	—	—	216	—	227	—	227
Vesting of early exercise of options	—	—	—	—	221	—	221
Issuance of common stock warrants	—	—	—	—	1,622	—	1,622
Stock-based compensation	—	—	—	—	3,861	—	3,861
Net loss	—	—	—	—	—	(28,516)	(28,516)
Balances at June 30, 2021 (Unaudited)	114,795	$487,918	8,839	$1	$25,382	$(420,658)	$(395,275)
(1) The shares of the Company’s common and convertible preferred stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement as described in Note 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Deficit
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	97,611	$487,918	—	$—	7,966	$1	$33,863	$(490,143)	$(456,279)
Recapitalization	17,184	—	—	—	1,402	—	—	—	—
Balances at December 31, 2021	114,795	487,918	—	—	9,368	1	33,863	(490,143)	(456,279)
Issuance of preferred stock and common stock upon net exercise of warrants	168	989	—	—	156	—	—	—	—
Conversion of preferred stock warrant liability to common stock warrants	—	—	—	—	—	—	2,182	—	2,182
Convertible preferred stock and contingently redeemable common stock conversion	(114,963)	(488,907)	(2,750)	(27,473)	118,205	12	516,368	—	516,380
Issuance of common stock in connection with Business Combination, including Backstop Tranche 2 Shares and PIPE offering, net of $17.1 million in transaction costs	—	—	—	—	20,921	2	79,979	—	79,981
Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants recognized upon Business Combination	—	—	—	—	—	—	(93,196)	—	(93,196)
Issuance of Earn-Out Shares	—	—	—	—	14,000	1	—	—	1
Issuance of Class A common stock issued to employees, net of withholding taxes	—	—	—	—	32	—	(96)	—	(96)
Issuance of convertible common stock	—	—	2,750	27,473	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	205	—	333	—	333
Vesting of early exercised options	—	—	—	—	—	—	125	—	125
Repurchase of early exercise of options	—	—	—	—	(17)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	24,785	—	24,785
Net loss	—	—	—	—	—	—	—	(82,694)	(82,694)
Balances at June 30, 2022 (Unaudited)	—	$—	—	$—	162,870	$16	$564,343	$(572,837)	$(8,478)
(1) The shares of the Company’s common, convertible preferred stock and contingently redeemable convertible common stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement as described in Note 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Deficit
(In thousands)

	Convertible Preferred Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	97,611	$487,918	7,200	$1	$14,605	$(354,247)	$(339,641)
Recapitalization	17,184	—	1,268	—	—	—	—
Balances at December 31, 2020	114,795	487,918	8,468	1	14,605	(354,247)	(339,641)
Issuance of common stock for services	—	—	4	—	49	—	49
Issuance of common stock upon exercise of stock options	—	—	522	—	517	—	517
Vesting of early exercise of options	—	—	—	—	1,245	—	1,245
Repurchase of early exercised options	—	—	(155)	—	—	—	—
Issuance of common stock warrants	—	—	—	—	1,622	—	1,622
Stock-based compensation	—	—	—	—	7,344	—	7,344
Net loss	—	—	—	—	—	(66,411)	(66,411)
Balances at June 30, 2021 (Unaudited)	114,795	$487,918	8,839	$1	$25,382	$(420,658)	$(395,275)
(1) The shares of the Company’s common and convertible preferred stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement as described in Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(82,694)	$(66,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Remeasurement of convertible preferred stock warrant liability	(1,616)	1,308
Stock-based compensation	24,534	7,269
Depreciation and amortization	2,864	2,337
Changes in fair value of derivative liabilities	(16,510)	—
Transaction costs allocated to derivative liabilities upon Business Combination	6,673	—
Non-cash interest expense	312	313
Inventory reserve	1,693	1,719
Loss on extinguishment of debt	—	1,027
Other non-cash expenses	139	387
Changes in operating assets and liabilities:
Inventory	(734)	(11,320)
Prepaids and other assets	613	(3,059)
Accounts payable	(3,495)	(3,426)
Accrued expenses	525	7,327
Deferred revenue	1,308	1,788
Operating lease right-of-use assets and liabilities	(52)	45
Other liabilities	302	(1,103)
Net cash used in operating activities	(66,138)	(61,799)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,610)	(2,845)
Net cash used in investing activities	(2,610)	(2,845)

Cash Flows from Financing Activities
Proceeds from issuance of common stock upon Closing of Business Combination	97,100	—
Proceeds from issuance of contingently redeemable convertible common stock	27,500	—
Payment of transaction costs related to the Closing of the Business Combination and convertible preferred stock issuance costs	(1,267)	(340)
Proceeds from the issuance of debt	—	25,000
Repayment of debt	(562)	(21,165)
Payment of debt extinguishment	—	(2,499)
Payment of debt issuance costs	(211)	(375)
Proceeds from exercise of stock options, net of withholding taxes paid related to common stock issued to employees	237	525
Repurchase of common stock	(32)	(297)
Net cash provided by financing activities	122,765	849

Net increase (decrease) in cash and cash equivalents	54,017	(63,795)
Cash and cash equivalents at beginning of period	78,376	176,523
Cash and cash equivalents at end of period	$132,393	$112,728

Supplemental Disclosure
Cash paid for taxes	$61	$52
Cash paid for interest	3,052	1,299

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Transaction costs, convertible preferred stock and contingently redeemable convertible common stock issuance costs included in accounts payable and accrued liabilities	$21,435	$291
Purchases of property and equipment included in accounts payable and accrued liabilities	122	139
Initial measurement of common stock warrants recorded as debt fees	—	1,622
Net exercise of preferred stock warrants	989	—
Conversion of contingently redeemable convertible common stock and convertible preferred stock to common stock	516,365	—
Assumption of derivative liabilities upon Business Combination	93,196	—
Reclassification of Grove's preferred stock warrant liability to additional paid-in capital	2,182	—
Vesting of early exercised stock options	125	1,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business

Grove Collaborative Holdings, Inc., a public benefit corporation, (formerly known as Virgin Group Acquisition Corp. II) and its wholly owned subsidiaries (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with an environmental focus and headquartered in San Francisco, California. In the United States, the Company sells its products through two channels: a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties, and the retail channel into which the Company sell products from Grove-owned brands at wholesale. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world, and we plan to become 100% plastic-free by 2025. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.

On June 16, 2022 (the “Closing Date”), the Company consummated the previously-announced transactions contemplated by the Agreement and Plan of Merger, dated December 7, 2021, amended and restated on March 31, 2022 (the “Merger Agreement”), among Virgin Group Acquisition Corp. II, a blank check company incorporated as a Cayman Islands exempt company in 2020 (“VGAC II”), Treehouse Merger Sub, Inc. (“VGAC II Merger Sub I”), Treehouse Merger Sub II, LLC (“VGAC II Merger Sub II”), and Legacy Grove (“the Merger”). In connection with the Merger, VGAC II changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to Grove Collaborative Holdings, Inc (the “Domestication”), a public benefit corporation. On the Closing Date, VGAC Merger Sub II merged with and into Legacy Grove with Legacy Grove being the surviving corporation and a wholly-owned subsidiary of the Company (the “Initial Merger”), and, immediately following the Initial Merger, and as part of the same overall transaction as the Initial Merger, Legacy Grove merged with and into VGAC Merger Sub II, the separate corporate existence of Legacy Grove ceased, and Merger Sub II continued as the surviving company and a wholly-owned subsidiary of the Company and changed its name to Grove Collaborative, Inc.(together with the Merger and the Domestication, the “Business Combination”).

The Business Combination is accounted for as a reverse recapitalization with Legacy Grove being the accounting acquirer and VGAC II as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Grove. The shares and net loss per common share prior to the Closing have been retroactively restated as shares reflecting the exchange ratio established in the Closing.

Prior to the Business Combination, VGAC II’s public shares, and public warrants were listed on the New York Stock Exchange (“NYSE”) under the symbols “VGII” and “VGII.WS,” respectively. On June 17, 2022, the Company's Class A common stock and public warrants began trading on (“NYSE”), under the symbols “GROV” and “GROV.WS,” respectively. See Note 3, Recapitalization for additional details.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Liquidity

The Company’s unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary in which it holds controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
be read in conjunction with Legacy Grove’s financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited financial statements”) that were included in the Company’s Proxy Statement/Prospectus filed with the SEC on May 17, 2021. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $572.8 million as of June 30, 2022. The Company’s existing sources of liquidity as of June 30, 2022 include cash and cash equivalents of $132.4 million. Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred stock and contingently redeemable convertible common stock and the incurrence of debt. Upon the Closing of the Business Combination, the Company received $80.0 million in cash proceeds, net of transaction costs. The Company believes the Business Combination eliminated the substantial doubt about the Company’s ability to continue as a going concern from at least one year after the date of issuance of this quarterly report on Form 10-Q (the “Quarterly Report”). Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

Emerging Growth Company
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Following the closing of the Business Combination, the Company uses this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ deficit. The Company’s net loss was equal to its comprehensive loss for all periods presented.

Significant Accounting Policies

Except for the addition of the Business Combination and related derivative liabilities, there have been no significant changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of reserves amounts for the Company’s inventories on hand, useful life of intangible assets, sales returns and allowances and certain assumptions used in the valuation of equity awards, the estimated fair value of common stock liability classified Public and Private Placement warrants, the fair value of Earn-Out liabilities, and Additional Shares related to the Backstop Subscription Agreement and stock-based compensation expense. Actual

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
The novel coronavirus (“COVID-19”) pandemic has created significant global economic uncertainty and resulted in the slowdown of economic activity. As of the date of issuance of these condensed consolidated financial statements, the extent to which COVID-19 may impact the future financial condition or results of operations is still uncertain. The Company is not aware of any specific event or circumstance that would require revisions to estimates, updates to judgments, or adjustments to the carrying value of assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

Concentration of Risks
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains the majority of its cash and cash equivalents in accounts with one financial institution within the United States, generally in the form of demand accounts. Deposits in this institution may exceed federally insured limits. Management believes minimal credit risk exists with respect to this financial institution and the Company has not experienced any losses on such amounts.
The Company depends on a limited number of vendors to supply products sold by the Company. For the three and six months ended June 30, 2022 and 2021, the Company’s top five suppliers combined represented approximately 50% of the Company’s total inventory purchases.

Revenue Recognition
The Company primarily generates revenue from the sale of both third-party and Grove Brands products through its DTC platform. Customers purchase products through the website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by the Company’s recurring shipment recommendation engine, and features that appear in marketing on-site, in emails and on the Company’s mobile application. Most customers purchase a combination of products recommended by the Company based on previous purchases and new products discovered through marketing or catalog browsing. Customers can have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. In order to reduce the environmental impact of each shipment, the Company has a minimum total sales order value threshold policy which is required to be met before the order qualifies for shipment. Payment is collected upon finalizing the order. The products are subsequently packaged and shipped to fill the order. Customers can customize future purchases by selecting products they want to receive on a specified cadence or by selecting products for immediate shipment.
The Company also offers a VIP membership to its customers for an annual fee which includes the rights to free shipping, free gifts and early access to exclusive sales, all of which are available at the customers’ option, should they elect to make future purchases of the Company’s products within their annual VIP membership benefit period. Many customers receive a free 60-day VIP membership for trial purposes, typically upon their first qualifying order. After the expiration of this free trial VIP membership period, customers will be charged their annual VIP membership fee, which automatically renews annually, until cancelled. The customer is alerted before any VIP membership renews.
In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods, in an amount that reflects the consideration that it expects to receive in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration, if any, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods it transfers to a customer.
A contract with a customer exists when the customer submits an order online for the Company’s products. Under this arrangement, there is one performance obligation which is the obligation for the Company to fulfill the

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
order. Product revenue is recognized when control of the goods is transferred to the customer, which occurs upon the Company’s delivery to a third-party carrier.
The VIP membership provides customers with a suite of benefits that are only accessible to them at their option, upon making a future qualifying order of the Company’s products. The VIP membership includes free shipping, a select number of free products and early access to exclusive sales. Under ASC 606, sales arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options; therefore, the Company must assess whether these options provide a material right to the customer and if so, they are considered a performance obligation. The Company concluded that its VIP membership benefits include two material rights, one related to the future discount (i.e., free shipping) on the price of the customer’s qualifying order(s) over the membership period and the second one relating to a certain number of free products provided at pre-set intervals within the VIP membership benefit period, that will only ship with a customer’s next qualifying order (i.e., bundled).
At inception of the VIP membership benefit period, the Company allocates the VIP membership fee to each of the two material rights using a relative standalone selling price basis. Generally, standalone selling prices are determined based on the observable price of the good or service when sold separately to non-VIP customers and the estimated number of shipments and free products per benefit period. The Company also considers the likelihood of redemption when determining the standalone selling price for free products and then recognize these allocated amounts upon the shipment of a qualifying customer order. To date, customers buying patterns closely approximate a ratable revenue attribution method over the customers VIP Membership period.
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of June 30, 2022 and December 31, 2021 the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $0.1 million.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net:
Grove Brands	$38,216	$47,469	$85,064	$99,754
Third-party products	41,063	51,554	84,694	101,489
Total revenue, net	$79,279	$99,023	$169,758	$201,243
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue and other current liabilities were $12.6 million and $0.3 million, respectively, as of June 30, 2022 and $11.3 million and $0.3 million, respectively, as of December 31, 2021. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the six months ended June 30, 2022 that was previously included in deferred revenue and other current liabilities as of December 31, 2021 was $9.1 million and $0.2 million, respectively.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Customer Referral Credits
The Company has a customer referral program under which credits are issued for future purchases to customers when the referral results in the generation of a new customer order. The Company records a liability at the time of issuing the credit and reduce the liability upon application of the credit to a customer’s purchase. The liability for customer referral credits was $0.1 million as of June 30, 2022 and December 31, 2021 and is included within other current liabilities in the condensed consolidated balance sheets.

Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2022 and 2021, the Company recorded fulfillment costs of $20.3 million and $23.6 million, respectively, which included $12.8 million and $13.8 million in shipping and handling expenses, respectively, and $4.5 million and $5.8 million in Fulfillment Labor, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded fulfillment costs of $44.7 million and $48.8 million, respectively, which included $27.1 million and $28.9 million in shipping and handling expenses, respectively, and $11.1 million and $12.1 million in Fulfillment Labor, respectively. The Company's gross profit may not be comparable to other retailers or distributors.

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 9, Common Stock and Warrants) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3.    Recapitalization

As discussed in Note 1, Description of Business, on the Closing Date, VGAC II completed the acquisition of Legacy Grove and acquired 100% of Legacy Grove’s shares and Legacy Grove received gross proceeds of $97.1 million, which includes proceeds from issuance of common stock upon the consummation of the Business Combination, including the Backstop Tranche 2 shares, and proceeds from the PIPE investment (as defined below). The Company recorded $23.8 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. Transaction costs were allocated on a relative fair value basis between the issuance of common stock, Public and Private Placement Warrants, Grove Earn-Out Shares, Downside Protection feature and Backstop Warrants (as defined below). Direct and incremental transaction costs allocated to equity-classified instruments have been recorded within equity as an offset against proceeds upon accounting for the consummation of the Business Combination in the condensed consolidated financial statements. Direct and incremental transaction costs allocated to liability-classified equity instruments were expensed in the condensed consolidated financial statements and included in other expense, net in the condensed consolidated statements of operations. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. On the Closing Date, each holder of Legacy Grove common stock received approximately 1.1760 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 8, Convertible Preferred Stock and Note 9, Common Stock and Warrants for additional details of the Company's stockholders' deficit prior to and subsequent to the Business Combination.

All equity awards of Legacy Grove were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class B common stock. As a result, each outstanding stock option was converted into an option exercisable for the Company’s Class B common stock based on an exchange ratio of approximately 1.1760, each outstanding restricted stock unit was converted into restricted stock units of the Company that, upon vesting and issued, will be settled for shares of the Company’s Class B common stock based on an exchange ratio of approximately 1.1760 and each outstanding warrant to purchase Legacy Grove common stock or preferred stock was converted into a warrant to purchase shares of the Company’s Class B common stock based on an exchange ratio of approximately 1.1760.

Each public and private warrant of VGAC II that was unexercised at the time of the business combination was assumed by the Company and represents the right to purchase one share of the Company’s Class A common stock upon exercise of such warrant.

The Merger was accounted for as a reverse recapitalization with Legacy Grove as the accounting acquirer and VGAC II as the acquired company for accounting purposes. Legacy Grove was determined to be the accounting acquirer since Legacy Grove’s shareholders prior to the business combination had the greatest voting interest in the combined entity, Legacy Grove's shareholders appointed the initial directors of the combined Board of Directors and control future appointments, Legacy Grove comprises all of the ongoing operations, and Legacy Grove's senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these condensed consolidated financial statements represents the accounts of Legacy Grove. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Grove.

Earn-Out

At the closing of the Business Combination, Class B common stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued 13,999,960 shares of New Grove Class B Common Stock (“Earn-Out Shares”), which will vest (i) with respect to 7,000,173 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 6,999,787 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period. Such events can occur during a period of ten years following the Mergers (the “Earn-Out Period”).

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.

If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815 and it will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of June 30, 2022, the Company did not meet any Earn-Out thresholds.

PIPE Investment

On December 7, 2021, concurrently with the execution of the Merger Agreement, VGAC II entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 8,707,500 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $87,075,000 (the “PIPE Investment”). 8,607,500 shares of the Company’s Class A common stock have been issued for aggregate proceeds of $86,075,000, which consummated concurrently with the closing to the Business Combination.

Backstop Financing

On March 31, 2022, VGAC II entered into the Subscription Agreement (the “Backstop Subscription Agreement”) with Corvina Holdings Limited (the “Backstop Investor”) and Legacy Grove. As part of the Subscription Agreement, the Backstop Investor subscribed for and purchased 2,338,352 shares of Legacy Grove Common Stock (the “Backstop Tranche 1 Shares”) for aggregate proceeds of $27,500,000. The Company initially classified the Backstop Tranche 1 Shares as mezzanine (or temporary) equity on its balance sheet because the Backstop Tranche 1 Shares were contingently redeemable upon the occurrence of certain events not solely within the control of the Company that allow for the effective redemption of such shares in cash at the option of the holder. Upon Closing of the Business Combination, the Backstop Tranche 1 Shares were converted into 2,750,000 shares of Class A Common Stock and the Tranche 1 Share were no longer contingently redeemable. The Company has classified these shares in permanent equity on its balance sheet at June 30, 2022.

In addition, the Backstop Investor agreed to subscribe for and purchase, on the closing date of the Business Combination, certain shares of New Grove class A common stock at a purchase price of $10.00 per share (“Backstop Tranche 2 Shares”) for aggregate gross proceeds in an amount equal to (x) $22.5 million minus (y) the amount of aggregate cash remaining in VGAC II’s trust account, after deducting any amounts paid to VGAC II shareholders who exercise their redemption rights in connection with the Business Combination. The Company issued to the Backstop Investor, as of immediately following the closing of the Mergers, 1,671,524 Backstop Tranche 2 Shares for aggregate proceeds of $16,715,240.

The Backstop Subscription Agreement also provides that the Company will issue additional shares of Class A common stock to the Backstop Investor for Backstop Tranche 1 Shares and Backstop Tranche 2 Shares if the volume weighted average price of Class A common stock is less than $10.00 during the 10 trading days commencing on the first trading date after the Company’s first quarterly earnings call for the fiscal quarter ended June 30, 2022 (“Additional Shares”).

As part of the Backstop Subscription Agreement, the Company issued to the Backstop Investor 3,875,028 warrants to purchase New Grove Class A Common Stock (each warrant exercisable to purchase one share of New Grove Class A Common Stock for $0.01) (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. The Backstop Warrants were recorded in equity on the Company’s balance sheet at June 30, 2022.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
4.    Fair Value Measurements and Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:
Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3 – Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt and convertible preferred stock warrant liability, Additional Shares, Earn-Out Shares and Public and Private Placement Warrants. Cash equivalents, convertible preferred stock warrant liability, Additional Shares, Earn-Out Shares and Public and Private Placement Warrant are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates prevailing market rate.

The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. Private Placement Warrants are classified as Level 2 as the fair value approximates the fair value of the Public Warrants. The Private Placement Warrants are identical to the Public Warrants, with certain exception discussed in Note 9, Common Stock and Warrants. The Additional Shares and Earn-Out Shares are classified as Level 3 and their fair values were estimated using a Monte Carlo options pricing model utilizing assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption based on the implied common stock volatilities of a set of publicly traded peer companies. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$129,171	$—	$—	$129,171
Total	$129,171	$—	$—	$129,171
Financial Liabilities:
Additional Shares	$—	$—	$17,355	17,355
Earn-Out Shares	—	—	53,136	53,136
Public Warrants	3,381	—	—	3,381
Private Placement Warrants	—	2,814	—	2,814
Total	$3,381	$2,814	$70,491	$76,686

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$77,771	$—	$—	$77,771
Total	$77,771	$—	$—	$77,771
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$4,787	$4,787
Total	$—	$—	$4,787	$4,787
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the periods presented.

Additional Shares

At closing of the Mergers, the Company recorded a liability of $15.3 million related to the potential issuance of the Additional Shares related to the Backstop Subscription Agreement. Subsequent changes in fair value of the Additional Shares liability until settlement is recognized in the statements of operations.

The following table provides a summary of changes in the estimated fair value of the Additional Shares liability (in thousands):

Balance at December 31, 2021	$—
Assumption of Additional Shares liability	15,340
Change in fair value	2,015
Balance at June 30, 2022	$17,355
Earn-Out Shares

At Closing of the Mergers, certain Earn-Out Shares were accounted for as a liability totaling $70.5 million. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.

The following table provides a summary of changes in the estimated fair value of the Earn-Out liability (in thousands):

Balance at December 31, 2021	$—
Assumption of Earn-Out liability	70,481
Change in fair value	(17,345)
Balance at June 30, 2022	$53,136

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Private Placement and Public Warrant Liabilities

As of June 30, 2022, the Company has Private Placement and Public Warrants defined and discussed in Note 9, Common Stock and Warrants. Such warrants are measured at fair value on a recurring basis.

The following table provides a summary of changes in the estimated fair value of the Private Placement Warrants and Public Warrants (in thousands):

	Private Placement Warrants	Public Warrants
Balance at December 31, 2021	$—	$—
Assumption of Private Placement and Public Warrants	3,350	4,025
Changes in fair value	(536)	(644)
Balance at June 30, 2022	$2,814	$3,381

Convertible Preferred Stock Warrant Liability
The fair value of the preferred stock warrant liability is determined using the Black-Scholes option pricing model, which involve inherent uncertainties and the application of management’s judgment. The following table provides a summary of changes in the estimated fair value of the preferred stock warrant liability (in thousands):

Balance at December 31, 2021	$4,787
Change in fair value	(1,616)
Net exercise of preferred stock warrants	(989)
Balance before reclassification at June 30, 2022	2,182
Reclassification to additional paid-in capital	(2,182)
Balance at June 30, 2022	$—

The Company recorded a loss on remeasurement of preferred stock warrant liability of $0.3 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $1.6 million and a loss of $1.3 million on remeasurement of preferred stock warrant liability for the six months ended June 30, 2022 and 2021, respectively. With the closing of the Business Combination, unexercised preferred stock warrants are converted into warrants of the Company to purchase shares of common stock and the preferred stock warrant liability is reclassified to additional paid-in capital.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
5.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Inventory purchases	$3,468	$4,659
Compensation and benefits	1,744	2,072
Advertising costs	3,527	2,363
Fulfillment costs	1,147	1,120
Sales taxes	1,537	1,812
Transaction costs	21,399	1,846
Other accrued expenses	8,008	6,779
Total accrued expenses	$40,830	$20,651

6.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Silicon Valley Bank Loan Revolver	$5,947	$5,947
Silicon Valley Bank and Hercules Mezzanine Term Loan	59,263	59,237
Atel Loan Facility Draw 3	1,009	1,489
Atel Loan Facility Draw 4	183	260
Total debt	66,402	66,933
Less: debt, current	(22,708)	(10,750)
Total debt, noncurrent	$43,694	$56,183
Silicon Valley Bank Loan Facility
In December 2016, the Company entered into a loan and security agreement (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). The terms of the SVB Loan Facility, as amended and restated, provided for: (i) a revolving line of credit not to exceed $25.0 million (“Loan Revolver”), (ii) growth capital advance (“Term Loan”) of $3.9 million and (iii) a letter of credit sublimit of $6.0 million. The Term Loan had a maturity date in December 2022 and bore interest at Prime Rate per annum, payable monthly. The Loan Revolver borrowing capacity was limited to 60% of eligible inventory balances.
In April 2021, the Company entered into an amendment to the SVB Loan Facility, which incurs a facility fee of 0.20% per annum assessed on the daily average undrawn portion of revolving line of credit. In addition, the Loan Revolver letter of credit sublimit increased to $10.0 million and the Loan Revolver borrowing capacity increased to 65% of eligible inventory balances. The Loan Revolver borrowing capacity is reduced by outstanding letters of credit and credit available to the Company from certain credit card facilities, which amounted to $3.1 million and $1.5 million, respectively as of June 30, 2022. The amended Loan Revolver bears an interest rate equal to the greater of prime rate or 3.25% per annum and matures on March 31, 2023. Interest on the Loan Revolver is payable monthly in arrears.
In April 2021, all of the Company’s outstanding amounts under the SVB Term Loan were refinanced directly through the SVB and Hercules Loan Facility (see below). The Company determined the refinance represented an extinguishment of the SVB Term Loan and recorded a loss on extinguishment of $1.0 million during the three months ended June 30, 2021.
The SVB Loan Facility is collateralized by substantially all of the Company’s assets on a first priority basis and contains customary events of default. The SVB Loan Facility includes affirmative, negative, and financial covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, other than permitted

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
indebtedness, enter into mergers or acquisitions, sell or otherwise dispose of assets, pay dividends, or repurchase stock, subject to customary exceptions. The SVB Loan Facility contains certain financial covenants which requires the Company to maintain minimum liquidity of $45.0 million. Minimum liquidity is defined as the sum of the aggregate amount of unrestricted and unencumbered cash deposited with SVB plus amounts available to be drawn under the loan revolver, as adjusted for any outstanding standby letters of credit issued by SVB.
As of June 30, 2022, the Company was in compliance with all covenants and had $5.9 million outstanding under the revolving line of credit, with an effective interest rate of 5.00%.
Silicon Valley Bank and Hercules Loan Facility
In April 2021, the Company entered into a Mezzanine Loan and Security Agreement (“SVB and Hercules Loan Facility”) with SVB and Hercules Capital, Inc. (“Hercules”). The availability period runs from the effective date until June 30, 2022, provides for advances of up to $60.0 million. In April 2021, the Company drew $25.0 million, which it used to directly settle the amounts outstanding under the SVB Term Loan. In September and December 2021, the Company drew down the remaining additional borrowings of $25.0 million and $10.0 million, respectively. The SVB and Hercules Loan Facility bears an annual interest at the greater of 8.75% or prime plus 5.5%, payable monthly. The principal repayment period commences on November 1, 2022 and continues for 30 monthly installments with an additional final payment equal to 6.75% of the aggregate term loan advances. SVB and Hercules have committed to fund 51.0% and 49.0%, respectively, of all draws made under the SVB and Hercules Loan Facility.

In May 2022, as part of the Closing of the Business Combination, the Company entered into an amendment with SVB and Hercules Loan Facility which increased the final payment from 6.75% to 8.75% of the aggregate term loan advances.
The SVB and Hercules Loan Facility is collateralized on a second priority basis, subordinate to the SVB Loan Facility, by substantially all of the Company’s assets and contains affirmative and negative covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, other than permitted indebtedness, enter into mergers or acquisitions, sell or otherwise dispose of assets, pay dividends or repurchase stock, subject to customary exceptions. The SVB and Hercules Loan Facility does not include any financial covenants, but does contain a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, SVB and Hercules have been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that SVB and Hercules would exercise the subjective acceleration clause is remote.
As of June 30, 2022, the Company had an aggregate of $60.0 million outstanding under the SVB and Hercules Loan Facility, excluding unamortized debt issuance cost, with effective interest rates ranging from 14.26% to 17.31%. As of June 30, 2022, the Company was in compliance with all covenants.
Atel Loan Facility
In July 2018, the Company entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) for funding of machinery and warehouse equipment that will become collateral. The loan agreement contains customary events of default.
As of June 30, 2022, the Company had $1.0 million outstanding on its third draw and $0.2 million outstanding on its fourth draw, which mature in April 2023 and May 2023, respectively. The effective interest rates on the loans are 19.23%. By the end of the equal monthly installments of principal and interest, the principal under each loan will be fully repaid.
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of June 30, 2022 and December 31, 2021, the Company had obligations to purchase $27.0 million and $36.1 million, respectively, of merchandise.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $3.1 million as of June 30, 2022 and December 31, 2021 related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.
Contingencies
The Company records loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when a loss is not probable but reasonably possible. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Although the Company cannot predict with assurance the outcome of any litigation or non-income-based tax matters, the Company does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial position, operating results or cash flows.
8.    Convertible Preferred Stock
The Company’s outstanding convertible preferred stock consisted of the following as of December 31, 2021 (in thousands, except share and per share data):

	Original Issue Price	Shares Authorized	Shares Outstanding	Net Carrying Value	Liquidation Preference
Series Seed	$0.5245	9,693,116	9,693,115	$3,943	$5,084
Series A	0.5245	14,130,360	14,069,657	5,240	7,379
Series B	1.2450	12,689,363	12,563,418	15,545	15,642
Series C	2.4144	15,635,550	15,324,913	36,917	37,000
Series C-1	3.1669	8,554,106	8,554,106	27,003	27,090
Series D	7.0135	20,196,682	19,961,423	136,618	140,000
Series D-1	9.0731	5,314,209	5,314,209	48,146	48,216
Series D-2	6.1850	14,551,371	14,551,370	89,638	90,000
Series E	8.4672	14,762,823	14,762,823	124,868	125,000
Total		115,527,580	114,795,034	$487,918	$495,411
Conversion

At the closing of the Business Combination, all series of convertible preferred stock of Legacy Grove were converted on an as-converted basis to the Company’s Class B common stock at an exchange ratio of approximately 1.1760. As of June 30, 2022, no shares of convertible preferred stock were outstanding.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
9.    Common Stock and Warrants

Prior to the Business Combination, Legacy Grove had one class of authorized common stock (Class B common stock). The outstanding shares of Legacy Grove common stock is presented on the consolidated balance sheet and on the statements of convertible preferred stock, contingently redeemable convertible common stock and stockholders’ deficit for the year ended December 31, 2021.

Merger Transaction

On the Closing Date and in accordance with the terms and subject to the conditions of the Business Combination, each common stock, par value $0.0001 per share (other than Backstop Tranche 1 Shares), preferred stock, outstanding options (whether vested or unvested), restricted stock units (whether vested or unvested) and warrants of Legacy Grove was canceled and converted into a comparable number of awards (i) that consisted of either the rights to receive or acquire shares of the Company’s Class B common stock, par value $0.0001 per share, as determined by the exchange ratio, and (ii) the right to receive a number of the Company’s Earn-Out shares. Each Backstop Tranche 1 Shares issued to the Backstop Investor pursuant to the Backstop Subscription Agreement was canceled and converted into the right to receive a number of shares of the Company’s Class B common stock equal to the exchange ratio, which were immediately exchanged on a one-for-one basis for shares of the Company’s Class A common stock). The exchange ratio is approximately 1.1760.

On June 16, 2022, in connection with the closing of the Business Combination, the Company amended and restated its certificate of incorporation to authorize 900,000,000 shares, consisting of (a) 800,000,000 shares of common stock, including (i) 600,000,000 shares of Class A common stock, and (ii) 200,000,000 shares of Class B common stock, and (b) 100,000,000 shares of preferred stock.

The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to number of voting rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock any time at the option of the holder, and is automatically converted into one share of Class A common stock upon transfer (except for certain permitted transfers). Once converted into Class A common stock, the Class B common stock will not be reissued. The Company’s Board of Directors has the authority to issue shares of the Preferred Stock in one or more series and to determine the voting rights, designations, powers, preferences, other rights and restrictions of each such series of shares. As of June 30, 2022, no shares of preferred stock were issued and outstanding.

Class A Common Stock Warrants

As the accounting acquirer, Grove Collaborative, Inc. is deemed to have assumed 6,700,000 Private Placement Warrants for Class A common stock that were held by Virgin Group Acquisition Sponsor II LLC (the “Sponsor”) at an exercise price of $11.50 and 8,050,000 Class A common stock Public Warrants that were held by VGAC II’s shareholders at an exercise price of $11.50. The warrants will expire on July 16, 2027, or earlier upon redemption or liquidation.

Subsequent to the Closing of the Business Combination, the Private Placement and Public Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the private placement warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets and amounted to $76.7 million as of June 30, 2022.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of June 30, 2022, the following Warrants were outstanding:

Warrant Type	Shares	Exercise Price
Public Warrants	8,050,000	$11.50
Private Placement Warrants	6,700,000	$11.50

Public Warrants

The Public Warrants become exercisable into shares of Class A common stock commencing on July 16, 2022 and expire on July 16, 2027, or earlier upon redemption or liquidation. At closing, the Company assumed 8,050,000 public warrants. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to certain adjustments.

The Company may redeem, with 30 days written notice, each whole outstanding Public Warrant for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $18.00 per share, subject to certain adjustments. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share, subject to certain adjustments. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

Private Placement Warrants

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants. At Closing, the Company assumed 6,700,000 Private Placement Warrants.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30, 2022		December 31, 2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Convertible preferred stock	—	—	—	115,287,015
Convertible preferred stock warrants	—	—	—	735,760
Private Placement Warrants	6,700,000	—	—	—
Public Warrants	8,050,000	—	—	—
Backstop Warrants	3,875,028	—	—	—
Common Stock Warrants	—	923,857	—	688,349
Outstanding Stock Options	9,323,547	15,312,140	—	27,882,520
Outstanding Restricted Stock Units	4,517,208	1,184,158	—	1,777,183
Remaining Shares available for issuance under 2016 Equity Incentive Plan	—	—	—	1,070,974
Remaining Shares available for issuance under 2022 Equity Incentive Plan	24,544,031	—	—	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	3,274,070	—	—	—
Total shares of common stock reserved	60,283,884	17,420,155	—	147,441,801

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
10.    Stock-Based Compensation
Equity Incentive Plan

In 2016, Legacy Grove adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The Plan provides for the granting of stock-based awards to employees, directors and consultants under terms and provisions established by the Board of Directors. In April 2022, the Company’s Board of Directors authorized an increase in the number of shares available for issuance under the 2016 Plan by 3,500,000. In addition, all equity awards of Legacy Grove that were issued under the 2016 Plan were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class B common stock. As a result, each of Legacy Grove’s equity awards were converted into an option to purchase shares of the Company’s Class B common stock based on an exchange ratio of approximately 1.1760. As of the effective date of the 2022 Plan, no further stock awards have been or will be granted under the 2016 Plan.

In June 2022, the stockholders of the Company approved the Grove Collaborative Holdings, Inc. 2022 Stock Incentive Plan (the “2022 Plan”). The Plan provides for the granting of stock-based awards to eligible participants, specifically officers, other employees, non-employee directors, consultants, independent contractors under terms and provisions established by the Board of Directors.

The 2022 Plan authorizes the issuance of Class A common stock of up to 24,555,528. The number of shares available shall increase annually on the first day of each calendar year, beginning with calendar year ending December 31, 2023 and continuing until (and including) calendar year December 31 2032, with annual increases equal to lesser of (i) 5% of the number of shares of Class A and Class B common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (ii) an amount determined by the Board.
Stock option activity under the 2016 Plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2021	23,708,957	$3.05	7.99	$125,429
Recapitalization	4,173,563	(0.46)
Balance – December 31, 2021	27,882,520	2.59	7.99	125,429
Exercised	(205,337)	1.60
Cancelled/forfeited	(3,041,496)	3.44
Balance – June 30, 2022	24,635,687	2.53	7.42	54,818
Options vested and exercisable – June 30, 2022	15,742,548	$1.81	6.87	$44,349
The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 was $4.41 per share. No options were granted during the six months ended June 30, 2022. The total grant date fair value of options that vested during the six months ended June 30, 2022 and 2021 was $7.8 million and $6.0 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $1.1 million and $2.3 million, respectively. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Early Exercise of Employee Options
The Company allows certain employees to exercise options granted under the Plan prior to vesting in exchange for shares of restricted common stock. The unvested shares, upon termination of employment, are subject to repurchase by the Company at the original purchase price. The proceeds are recorded in other current liabilities in the consolidated balance sheets at the time of the early exercise of stock options and reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses (i.e., as the underlying stock options vest). No and 11,025 shares of common stock were issued due to early exercise of unvested stock options during the six months

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the aggregate price of the restricted common stock subject to repurchase was zero and $0.2 million, respectively. A summary of the restricted common stock is as follows:

	Number of Options	Weighted–Average Exercise Price
Outstanding and unvested as of December 31, 2021	69,513	$2.25
Recapitalization	12,237	(0.33)
Outstanding and unvested as of December 31, 2021	81,750	1.92
Vested	(65,211)	1.92
Repurchase of early exercise	(16,539)	1.92
Outstanding and unvested as of June 30, 2022	—	$—

Determination of Fair Value
The fair value of stock option awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Fair value of common stock	$5.86 – $6.45	$5.06 – $6.45
Expected term (in years)	5.03 – 6.28	5.00 – 6.28
Volatility	62.33% – 63.66%	62.33% – 75.19%
Risk-free interest rate	0.81% – 1.16%	0.50% – 1.16%
Dividend yield	—	—
Market-Based Stock Options

In February 2021, the Company granted 1,017,170 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $3.77 per share. 100% of awards vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for the six months ended June 30, 2022 which was principally related to service periods completed prior to the Business Combination. As of June 30, 2022, the market-based vesting criteria had not been met.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Performance-Based Restricted Stock Units
Performance-based restricted stock units activity under the 2016 Plan is as follows (in thousands, except share and per share amounts):

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2021	1,511,191	$8.62
Recapitalization	265,992	(1.29)
Unvested – December 31, 2021	1,777,183	7.33
Granted	4,748,063	6.98
Vested	(593,971)	6.93
Cancelled/forfeited	(823,880)	6.71
Balance – June 30, 2022	5,107,395	6.71
Vested but unissued – June 30, 2022	593,971	$6.93

RSUs granted under the 2016 Plan contain vesting conditions based on continuous service and the occurrence of a specified liquidity event, which is considered a performance condition. The performance condition is satisfied upon the consummation of (i) an initial underwritten public offering of the Company’s common stock; (ii) a change in control event, or (iii) a merger, consolidation or similar transaction in which the Company’s common stock outstanding immediately preceding such transaction are converted or exchanged into securities that are publicly-traded on an established exchange (the “Liquidity Event”), provided that the Liquidity Event occurs prior to the fifth anniversary of the grant date and the recipient continues to provide service to the Company on such date. The Company satisfied the performance condition on June 16, 2022 with the Closing of the Business Combination. Accordingly, the Company started recognizing stock compensation expense in the three months ended June 30, 2022 using the accelerated attribution method from the grant date. The total cumulative catch up expense related to prior periods recognized for the RSUs was $11.9 million. The vested but unissued RSUs will be issued to the common stockholders in November 2022 upon the termination of the Lock-Up Period, as defined in Section 7.10 of the Company’s Bylaws. There are no other contingencies for the issuance of these RSUs other than passage of time.
Equity Award Modifications

During the six months ended June 30, 2022, the Company modified options held by former and existing employees to extend the post termination exercise period of the awards from 60 days to 1, 2 or 10 years after termination, as well as accelerated the vesting of RSUs. The modifications resulted in modification expenses of $0.6 million and $1.7 million during the three and six months ended June 30, 2022, respectively.

Stock-Based Compensation Expense
For the three months ended June 30, 2022 and 2021, the Company recognized a total of $20.1 million and $3.8 million of stock-based compensation expense, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized a total of $24.5 million and $7.3 million of stock-based compensation expense, respectively. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of June 30, 2022, the total unrecognized compensation expense related to unvested options and RSUs was $47.4 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
11.    Net Loss Per Share Attributable to Common Stockholders
The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	115,287,015	—	115,287,015
Contingently redeemable convertible common stock	—	—	—	—
Common stock options	24,635,687	27,646,468	24,635,687	27,646,468
Restricted stock units	5,107,395	—	5,107,395	—
Convertible preferred stock warrants	—	735,760	—	735,760
Common stock warrants	923,857	974,350	923,857	974,350
Private and Public Placement Warrants	14,750,000	—	14,750,000	—
Earn-Out Shares	13,999,960	—	13,999,960	—
Shares subject to repurchase	—	320,589	—	320,589
Total Net loss per share attributable to common stockholders, basic and diluted	59,416,899	144,964,182	59,416,899	144,964,182
12.    Subsequent Events
On July 18, 2022, Grove entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with an affiliate of Yorkville Advisors Global, LP (“Yorkville”), enabling the Company to sell up to $100 million of shares of Class A common stock to Yorkville at the Company’s request during the 36 months following the execution of the Purchase Agreement, subject to certain conditions. As of August 11, 2022, the conditions precedent allowing the Company to sell shares under the Purchase Agreement have not yet been met.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Registration Statement filed on May 17, 2022, including the audited financial statements of Grove Collaborative, Inc. (referred to as “Legacy Grove” herein) as of December 31, 2019, 2020 and 2021 and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” of this Form 10-Q, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the "Grove," “we,” “us,” and “our” refer to Grove Collaborative Holding, Inc., a Delaware corporation formerly known as Virgin Group Acquisition Corp. II., and its consolidated subsidiary. References to Virgin Group Acquisition Corp. II. or "VGAC II" refer to the Company prior to the consummation of the Business Combination.
OVERVIEW

Grove Collaborative Holdings, Inc., formally Virgin Group Acquisition Corp. II is a digital-first, sustainability-oriented consumer products innovator. We use our connection with consumers to create and curate authentic, disruptive brands and products. Grove builds natural products that perform as well as or better than many leading CPG brands (both conventional and natural), while being healthier for consumers and the planet.
Our omnichannel distribution strategy enables us to reach consumers where they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and partner with other leading natural and mission-based CPG brands, providing consumers the best selection of curated products across many categories and brands.

Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community wellbeing. We have a history of doing well by doing good, which is supported by our flywheel: as we have grown, our product development capabilities and data have improved. Over the long term, we believe that improved innovation grows both topline and expands margins as our innovation tends to be both market expanding and margin accretive. Since inception, we have grown rapidly and invested heavily in building out both our ecommerce platform and Grove Brands, and over this period we have operated at a loss and have an accumulated deficit of $572.8 million as of June 30, 2022. We anticipate that we will continue to incur losses in the future as we continue to invest in advertising and other strategic initiatives planned for future growth and as a result, we will need additional capital resources to fund our operations. Refer to Liquidity, Capital Resources and Requirements below for more information.
Reorganization
In March 2022, due to the ongoing impact of the pandemic, current market headwinds, and the steadfast commitment to building a sustainable business, we implemented a company-wide reorganization which included a reduction in our workforce of approximately 17% of corporate employees to reduce operating expenses and strengthen key strategic areas across the business. In connection with the reorganization, we recorded charges totaling $1.6 million in the six months ended June 30, 2022.
Business Combination

On June 16, 2022 (the “Closing Date”), we consummated the previously-announced transactions contemplated by the Agreement and Plan of Merger, dated December 7, 2021, amended and restated on March 31, 2022 (the “Merger Agreement”), among Virgin Group Acquisition Corp. II (“VGAC II”), Treehouse Merger Sub, Inc. (“VGAC II Merger Sub I”), Treehouse Merger Sub II, LLC (“VGAC II Merger Sub II”), and Grove Collaborative, Inc. (“Legacy Grove”) (“the Merger”). In connection with the Merger, VGAC II changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to Grove Collaborative Holdings, Inc (the “Domestication”), a public benefit corporation. On the Closing Date, VGAC Merger Sub II merged with and into Legacy Grove with Legacy Grove being the surviving corporation and a wholly-owned subsidiary of the Company (the “Initial Merger”), and, immediately following the Initial Merger, and as part of the same overall transaction as the Initial Merger, Legacy Grove merged with and into VGAC Merger Sub II, the separate corporate existence of Legacy Grove ceased, and Merger Sub II continued as the surviving company and a wholly-owned subsidiary of the Company and changed its name to Grove Collaborative, Inc. (together with the Merger and the Domestication, the “Business Combination”).

On December 7, 2021, concurrently with the execution of the Merger Agreement, VGAC II entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 8,707,500 shares of Class A Common Stock at $10.00 per share for aggregate gross proceeds of $87,075,000 (the “PIPE Investment”). 8,607,500 shares of Class A Common Stock has been issued for aggregate proceeds of $86,075,000, which consummated concurrently with the closing to the Business Combination.

On March 31, 2022, VGAC II entered into the a Subscription Agreement with Corvina Holdings Limited (the “Backstop Investor”), where the Backstop Investor agreed to purchase, on the closing date of the Business Combination, certain shares of Class A Common Stock at a purchase price of $10.00 per share (“Backstop Tranche 2 Shares”) for aggregate gross proceeds in an amount equal to (x) $22.5 million minus (y) the amount of aggregate cash remaining in VGAC II’s trust account, after deducting any amounts paid to VGAC II shareholders who exercise their redemption rights in connection with the Business Combination.

We completed the Business Combination and PIPE Investment on June 16, 2022, pursuant to which we received total gross proceeds of $97.1 million, including proceeds from the issuance of Backstop Tranche 2 Shares.
Key Factors Affecting Our Operating Performance
We believe that the growth of our business and our future success are dependent on many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our operations while staying true to our mission, including those discussed below and in the section entitled “Risk Factors”.
Ability To Grow our Brand Awareness
Our brand is integral to the growth of our business and is essential to our ability to engage with our community. Our performance will depend on our ability to attract new customers and encourage consumer spending across our product portfolio. We believe the core elements of continuing to grow our awareness, and thus increase our penetration, are highlighting our products’ qualities of being natural, sustainable and effective, the efficacy of our marketing efforts and the success of our continued retail rollout. Beyond preserving the integrity of our brand, our performance will depend on our ability to augment our reach and increase the number of consumers aware of Grove and our product portfolio.
Ability to Continue to Innovate in Products and Packaging
Our continued product innovation is integral to our future growth. We have successfully developed and launched over 500 individual products in recent years. The research, development, testing and improvement has been led by our R&D team, which includes experienced chemists and formulators, who work closely with our Sustainability team. These new and innovative products, as well as our focus on environmentally responsible packaging, have been key drivers of our value proposition to date. An important element of our product development strategy is our ability to engage directly with customers through our DTC platform to assess demand and market preferences. To the extent our customers increasingly access our products through retail channels, we will need to innovate our modalities of customer engagement to maintain this important feedback loop. Our continued success in research and development and ability to assess customer needs and develop sustainable and effective products will be central to attracting and retaining consumers in the future and to growing our market penetration and our impact on human and environmental health.
Ability to Expand our Retail Distribution
We have a significant opportunity to expand our distribution in retail channels, both broadening our partner reach and introducing our products across more doors, as well as deepening our retail distribution in terms of the number of individual products. Our success and speed of doing so will impact our financial performance. We will pursue partnerships with a wide variety of retailers, including big-box retailers, online retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ satisfaction with the sales and profitability of our products. In the near-term, retail expansion will require partnerships with retailers on launches and we may choose to invest in promotions to drive sales and awareness over time. To the extent we are successful in retail expansion over the next several years, we expect to see potential negative effects on gross margins resulting from the retail cost structure to be approximately offset by savings in fulfillment costs driven by bulk shipping to retailers versus individualized fulfillment to consumers, through our fulfillment centers.
Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through many online and offline marketing channels. As a result, revenue has increased each year since our launch through fiscal 2021. In recent periods, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, supply and demand dynamics in the market, and other factors have caused the cost of marketing on these channels to increase consistently. Failure to effectively adapt to changes in online marketing dynamics or otherwise to attract customers on a cost- efficient basis would adversely impact our path to profitability and operating results. We have several initiatives underway that we believe may lower marketing and customer acquisition cost, but these may not be successful and our inability to drive success in new marketing initiatives would adversely impact our profitability and operating results.
In 2020, new customer acquisition, customer acquisition cost, average order value, promotion rates, and growth in order volume by cohort were favorably impacted to a substantial degree by the onset of the COVID-19 pandemic. This was driven both by the increasing use of DTC platform by customers sheltering in place and by substantially higher demand for many of our product categories, especially personal care and household paper and cleaning products. After several years of annual revenue growth, our revenues in the three months and six months ended June 30, 2022 were approximately 20% and 16%, lower than in the prior year comparative periods, respectively, reflecting the challenges that the industry faces as a result of customers buying behaviors reverting to pre-pandemic levels. While we continue to believe that there are long term growth trends in the zero-waste industry and that we will be able to continue to grow our business in the long run, post-pandemic consumer behavior patterns and macro-economic factors will continue to be a risk to our business and will adversely impact our financial performance.
The future activity level and profitability of our DTC customer base will depend on our ability to continue to offer a compelling value proposition to consumers including strong selection, pricing, customer service, smooth and compelling web and mobile app experience, fast and reliable fulfillment, and curation within natural and sustainable products. Our success is also dependent on our ability to maintain relevance with our consumers on a regular basis through high performing products and a consumer-friendly refill and fulfillment process, and most importantly to provide consumers with products that consistently outperform their expectations. Our ability to execute on these key value-driving areas for consumers, and to remain competitive and compelling in a post-pandemic landscape, are necessary for our future growth. Failure to achieve these things would materially impact our operating results and financial performance.
Ability to Drive Operating Efficiency and Leverage as We Scale
We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by relentlessly creating and curating planet- first, high-performance brands and products. We have made substantial operating and capital expenditures to build our operations for this opportunity and believe that realization will require sustained levels of investment for the foreseeable future. To achieve profitability over the longer term, we will need to leverage economies of scale in sourcing our products, generating brand awareness, acquiring customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our retail strategy is designed, in part, to help accelerate achievement of this scale, as we leverage the retail presence of our partners and minimize the fulfillment costs associated with our DTC platform and create new revenue streams for our product development efforts. However, we believe that maintaining our DTC presence will remain a key driver of our product innovation and customer satisfaction strategies and serves the need of an important and growing group of consumers that wants to shop online. If we are unable to achieve sufficient operating leverage in our business, we may need to curtail our expenditures, which would in turn compromise our prospects for growth and or negatively impact our ability to operate profitably.
Impact of COVID-19
The global COVID-19 pandemic has impacted and will continue to impact our operating results, financial condition and cash flows.
We have implemented a number of measures to protect the health and safety of our workforce. These measures include substantial modifications to employee travel, employee work locations, and virtualization or cancellation of in-person meetings, among other modifications. In our fulfillment centers, as well as for the staff employees who work in our offices, we are following the guidance from public health officials and applicable government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and the wearing of masks.
During the height of the COVID-19 outbreak in Q2 and Q3 2020, we perceived a marked increase in the attention and demand for our products, especially personal care and household paper and cleaning products. At the same time, the pandemic caused significant uncertainty in the overall business environment, including risks to business continuity in our fulfillment centers, as well as in inbound freight and inventory supply disruptions. We navigated this situation by significantly reducing our expenses for paid customer acquisition, while investing in the health and safety of our employees.
The inventory supply challenges adversely affected revenue due to an above-average out-of-stock rate. We responded to this and the ongoing challenges in global logistics by temporarily building up an increased level of inventory that can absorb more unpredictability within our inbound freight procurement processes. We continue to work with our existing manufacturing, logistics and other supply chain partners to ensure our ability to service our customers. We recognize that the COVID-19 pandemic may impact the global supply chain in ways that negatively impact our ability to source our products and the cost at which we are able to source products. While we have a number of efforts in place to ensure we maintain strong service levels for our consumers, if we are unable to navigate cost inflation and supply chain disruptions it will have a material impact on our operating results and financial performance.
We believe that the COVID-19 pandemic led to an increase in revenue and profitability leading to better operating results in 2020. The positive drivers were the increase in unpaid new customer acquisition, in general a more favorable customer marketing environment with lower advertising cost, a reduced need for promotion, and a higher activity level of our existing customer base. These factors drove up both revenue and profitability and more than offset the operational and inventory challenges which we successfully navigated. As COVID restrictions were lifted and to the extent the pandemic continues to subside, the rate of growth experienced in 2020 did not continue into 2021, and in the six months ended June 30, 2022, our revenues were approximately 16% lower than the prior year comparative period.
The COVID-19 pandemic may have other adverse effects on our business, operations, and financial results and condition, including, among other things, adverse impacts on labor availability, our fulfillment center operations, supply chain and logistics disruptions, consumer behaviors, and on the overall economy, including recent high inflation levels impacting consumer spending. While most areas of the United States have reduced most or all COVID-19 restrictions, as the pandemic continues and if new outbreaks emerge, there remains uncertainty regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, and therefore we cannot predict the full extent of the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results relating to changes in consumer behaviors relating to the pandemic that we have generally seen in 2020 did not continue into all of 2021, started declining in the later part of 2021, and could continue to decline in future periods.
Even after the COVID-19 pandemic subsides, we may experience materially adverse impacts to our business as a result of its economic impact. For additional discussion of COVID-19-related risks, see section entitled “Risk Factors”.
Key Operating and Financial Metrics
In addition to our financial statements, included elsewhere in this Form 10-Q, we assess the performance of our overall business based on the following metrics and measures, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
Over the coming years, we expect to grow our omnichannel presence both in core assortment, adjacent categories and channels.

We believe that the future of CPG brand building and consumer demand is omnichannel. Our DTC platform remains a core part of our strategy and customer value proposition in addition to providing key data and customer feedback driving our innovation process. We kicked off our expansion into brick and mortar retail in April 2021 with the launch of a curated assortment of Grove Co. products at Target, and recently announced entry into Kohl’s, Meijer, and Giant Eagle. As we aim to continue our leadership in both omnichannel and sustainability, we will aggressively expand our presence into physical retail over the next few years to reach more consumers no matter where they shop.

Our current operating metrics reflect our core strategic focus on growing our Grove Brands omnichannel presence and revenue, as well as our key DTC platform metrics.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except DTC Net Revenue Per Order and percentages)	2022	2021	2022	2021
Financial and Operating Data
Grove Brands % Net Revenue	48%	48%	50%	50%
DTC Total Orders	1,315	1,694	2,874	3,480
DTC Active Customers	1,564	1,733	1,564	1,733
DTC Net Revenue Per Order	$58	$56	$57	$56
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including: Grove Co., Honu, Peach, Rooted Beauty, Grove Co. Paper (“previously named Seedling”) and Superbloom divided by our total net revenue. On our DTC Platform, our total net revenue includes revenue from both Grove Brands and third-party brands that we carry, whereas for our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. We view Grove Brands % Net Revenue as a key indicator of the success of our product innovation and growth strategy, and customers’ acceptance of our products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile applications that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three and six months ended June 30, 2022, DTC Total Orders declined due to softness in retention as the economy continues to emerge from the COVID-19 pandemic and due to our reduction in advertising spend. We expect this trend to continue at least into 2023.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of our growth of our DTC channel. In the three and six months ended June 30, 2022, DTC Active Customers declined due to continued softness in retention as the economy continues to emerge from the COVID-19 pandemic and due to our reduction in advertising spend.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased slightly in the three and six months ended June 30, 2022 compared to the prior year comparative periods.
Non-GAAP Financial Measures: Adjusted EBITDA and Adjusted EBITDA Margin
We prepare and present our financial statements in accordance with U.S. GAAP (“GAAP”). In addition, we believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. For these reasons, management uses Adjusted EBITDA in evaluating our operating performance and resource allocation and forecasting. As such, we believe Adjusted EBITDA provides investors with additional useful information in evaluating our performance.

We calculate adjusted EBITDA as net loss, adjusted to exclude: (1) stock-based compensation expense; (2) depreciation and amortization; (3) remeasurement of convertible preferred stock warrant liability; (4) changes in fair values of Additional Shares, Earn-out Shares and Public and Private Placement Warrant liabilities; (5) transaction costs allocated to derivative liabilities upon Business Combination; (6) interest expense; (7) provision for income taxes, (8) restructuring expenses and (9) loss on extinguishment on debt. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.
The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(35,310)	$(28,516)	$(82,694)	$(66,411)
Stock-based compensation	20,074	3,809	24,534	7,269
Depreciation and amortization	1,454	1,209	2,864	2,337
Remeasurement of convertible preferred stock warrant liability	270	376	(1,616)	1,308
Change in fair value of Additional Shares liability	2,015	—	2,015	—
Change in fair value of Earn-Out liability	(17,345)	—	(17,345)	—
Change in fair value of Public and Private Placement Warrants liability	(1,180)	—	(1,180)	—
Transaction costs allocated to derivative liabilities upon Business Combination	6,673	—	6,673	—
Interest expense	2,285	1,096	4,372	2,059
Restructuring expenses	—	—	1,636	—
Loss on extinguishment on debt	—	1,027	—	1,027
Provision for income taxes	2	16	25	28
Total Adjusted EBITDA	$(21,062)	$(20,983)	$(60,716)	$(52,383)
Net loss margin	(44.5)%	(28.8)%	(48.7)%	(33.0)%
Adjusted EBITDA margin	(26.6)%	(21.2)%	(35.8)%	(26.0)%
Components of Results of Operations
Revenue, Net
We generate revenue primarily from the sale of both third-party and our Grove Brands products through our DTC platform. Customers purchase products through the website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by our recurring shipment recommendation engine, and featured products that appear in marketing on-site, in emails and on our mobile app. Most customers purchase a combination of products recommended by us based on previous purchases and new products discovered through marketing or catalog browsing. Customers can have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. We also generate revenue from the sale of our Grove Brands products to the retail channel.
We recognize revenue from the sale of our products through our DTC platform net of discounts, sales tax, customer service credits and estimated refunds. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities.

Cost of Goods Sold
Cost of goods sold consists of the product costs of merchandise, inbound freight costs, vendor allowances, costs associated with inventory shrinkage and damages and inventory write-offs and related reserves.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. We generally record higher gross margins associated with sales of Grove Brands products compared to sales of third-party products. To help induce first-time customers to purchase on our DTC platform, we generally offer higher discounts and free product offerings, and as a result our overall margins can be adversely affected in periods of rapid new customer acquisition. Our gross margin also fluctuates from period to period based on promotional activity, product and channel mix, the timing of promotions and launches, and in-bound transportation rates, among other factors. Our gross profit and gross margin may not be comparable with that of other retailers because we include certain fulfillment related costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of merchandise sold.
Operating Expenses
Our operating expenses consist of advertising, product development, and selling, general and administrative expenses.
Advertising

Advertising expenses are expensed as incurred and consist primarily of our customer acquisition costs associated with online advertising, as well as advertising on television, direct mail campaigns and other media. Costs associated with the production of advertising are expensed when the first advertisement is shown. We expect advertising costs to decrease from the 2021 fiscal year as a result of cash flow and customer acquisition cost management.
Product Development
Product development expenses relate to the product and packaging innovation in our Grove Brands product lines and costs related to the ongoing support and maintenance of the Company’s proprietary technology, including the Company’s DTC platform, as well as amortization of capitalized internally developed software. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs. We expect product development costs to be consistent from 2021 as a percentage of revenue as we balance our investments in the expansion of our product line, innovative packaging and product improvements with revenue growth.
Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, costs of environmental offsets. While selling, general and administrative expenses have increased in recent periods as a result of activities related to the Business Combination and becoming a public company, we expect selling, general and administrative expense to decrease in the future, as we scale our fulfillment costs by adjusting capacity to changes in order volumes and our selling and administrative infrastructure, which will offset additional costs associated with operating as a public company.
Fulfillment costs represent those costs incurred in operating and staffing our fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packing and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packing materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the statements of operations. We expect fulfillment costs to increase in the future on a per order basis primarily from shipping rate increases from our carriers.
Interest and Other Expense (Income), Net
Interest expense consists primarily of interest expense associated with our debt financing arrangements.

Other expense (income), net consists primarily of losses or gains on remeasurement of our convertible preferred stock warrant liabilities, changes in fair values of Additional Shares, Earn-Out Shares and Public and Private Placement Warrant liabilities, and transaction costs allocated to derivative liabilities upon Business Combination. These changes in fair value may fluctuate significantly in future periods primarily due to fluctuations in the fair value of our common stock.
Provision for Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the benefits of tax-return positions in the financial statements when they are more likely than not to be sustained by the taxing authority, based on the technical merits at the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We recognize interest and penalties related to unrecognized tax benefits, if any, as income tax expense.

Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue, net	$79,279	$99,023	$169,758	$201,243
Cost of goods sold	40,322	49,957	88,064	99,985
Gross profit	38,957	49,066	81,694	101,258
Operating expenses:
Advertising	17,898	22,516	50,691	58,152
Product development	5,922	5,688	12,162	10,850
Selling, general and administrative	57,895	46,971	108,865	94,509
Operating loss	(42,758)	(26,109)	(90,024)	(62,253)
Interest expense	2,285	1,096	4,372	2,059
Loss on extinguishment on debt	—	1,027	—	1,027
Change in fair value of Additional Shares liability	2,015	—	2,015	—
Change in fair value of Earn-Out liability	(17,345)	—	(17,345)	—
Change in fair value of Public and Private Placement Warrants liability	(1,180)	—	(1,180)	—
Other expense, net	6,775	268	4,783	1,044
Interest and other expense (income), net	(7,450)	2,391	(7,355)	4,130
Loss before provision for income taxes	(35,308)	(28,500)	(82,669)	(66,383)
Provision for income taxes	2	16	25	28
Net loss	$(35,310)	$(28,516)	$(82,694)	$(66,411)
The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(as a percentage of revenue)
Revenue, net	100%	100%	100%	100%
Cost of goods sold	51	50	52	50
Gross profit	49	50	48	50
Operating expenses:
Advertising	23	23	30	29
Product development	7	6	7	5
Selling, general and administrative	73	47	64	47
Operating loss	(54)	(26)	(53)	(31)
Interest expense	3	1	3	1
Loss on extinguishment on debt	—	1	—	1
Change in fair value of Additional Shares liability	3	—	1	—
Change in fair value of Earn-Out liability	(22)	—	(10)	—
Change in fair value of Public and Private Placement Warrants liability	(1)	—	(1)	—
Other expense, net	9	—	3	1
Interest and other expense (income), net	(9)	2	(4)	2
Loss before provision for income taxes	(45)	(29)	(49)	(33)
Provision for income taxes	—	—	—	—
Net loss	(45)%	(29)%	(49)%	(33)%

Comparisons of the Three Months and Six Months Ended June 30, 2022 and June 30, 2021
Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Revenue, net:
Grove Brand	$38,216	$47,469	$(9,253)	(19)%	$85,064	$99,754	$(14,690)	(15)%
Third-party product	41,063	51,554	(10,491)	(20)%	84,694	101,489	(16,795)	(17)%
Total revenue, net	$79,279	$99,023	$(19,744)	(20)%	$169,758	$201,243	$(31,485)	(16)%
Revenue decreased by $19.7 million, or 20%, and $31.5 million, or 16% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, primarily driven by a decrease in DTC Total Orders caused by a reduction in DTC Active Customers. We believe the decline in 2022 is due to continued softness in retention as the economy continues to emerge from the COVID-19 pandemic and due to our reduction in advertising spend, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Cost of goods sold	$40,322	$49,957	$(9,635)	(19)%	$88,064	$99,985	$(11,921)	(12)%
Gross profit	38,957	49,066	(10,109)	(21)%	81,694	101,258	(19,564)	(19)%
Gross margin	49%	50%		(1)%	48%	50%		(2)%
Cost of goods sold decreased by $9.6 million, or 19%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and decreased by $11.9 million, or 12%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an overall decrease in DTC Total Orders.

Gross margin in the three months and six months ended June 30, 2022 decreased by 40 and 219 basis points, respectively, compared to the three months and six months ended June 30, 2021 primarily due to higher discounts offered to new and existing customers due to a less favorable environment as the COVID-19 pandemic subsides and an increase in in-bound freight costs.
Operating Expenses
Advertising Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Advertising	$17,898	$22,516	$(4,618)	(21)%	$50,691	$58,152	$(7,461)	(13)%
Advertising expenses decreased by $4.6 million, or 21%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to our cash flow and customer acquisition cost management. Online advertising expenses decreased by $9.5 million. This was offset by an increase of $1.1 million in costs associated with the production of advertising and $2.3 million in other advertising campaigns, including advertising focused specifically to attract retail consumers for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Advertising expenses decreased by $7.5 million, or 13%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to our cash flow and customer acquisition cost management. Online advertising expenses decreased by $18.3 million. This was offset by an increase of $3.2 million in costs associated with the production of advertising, $1.5 million increase in television advertising expenses, and $5.5 million in other advertising campaigns, including advertising focused specifically to attract retail consumers for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Product Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Product development	$5,922	$5,688	$234	4%	$12,162	$10,850	$1,312	12%

Product development expenses increased by $0.2 million, or 4% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to $1.0 million catch up of stock based compensation related expense due to the Company going public thereby meeting the performance vesting condition and $0.3 million increase in amortization of internally developed software, offset by $1.0 million decrease in salaries primarily from a reduction in headcount as a result of the company-wide reorganization that occurred in March 2022.

Product development expenses increased by $1.3 million, or 12% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to $1.0 million catch up of stock based compensation related expense due to the Company going public thereby meeting the performance vesting condition, $0.6 million increase in restructuring related expenses as a result of the company-wide reorganization and $0.5 million increase in amortization of internally developed software, offset by $0.5 million decrease in salaries and benefit primarily from a reduction in headcount as a result of the company-wide reorganization that occurred in March 2022.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Selling, general and administrative	$57,895	$46,971	$10,924	23%	$108,865	$94,509	$14,356	15%

Selling, general and administrative expenses increased by $10.9 million, or 23% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily driven by an increase of $14.6 million in stock based compensation due to catch up of expense for the Company’s restricted stock units and certain stock options as a result of meeting the performance vesting condition when the Company went public, including $0.6 million related to equity award modification expenses. Fulfillment costs decreased by $3.3 million, including $1.0 million decrease in shipping and handling expenses and a $1.3 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to decrease in the volume of orders and efficiencies gained, partially offset by expanded investments in wages and benefits for fulfillment members. Facilities expenses and other general and administrative expenses, excluding stock-based compensation, decreased by $0.4 million, primarily due to decrease in corporate salaries and benefits primarily from a reduction in headcount as a result of the company-wide reorganization, partially offset by an increase in costs related to being a public company.

Selling, general and administrative expenses increased by $14.4 million, or 15% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily driven by an increase of $15.7 million in stock based compensation partially due to catch up of expense for the Company’s restricted stock units and certain stock options as a result of meeting the performance vesting condition when the Company went public, including $1.7 million related to equity award modification expenses as a result of the company-wide reorganization. Fulfillment costs decreased by $4.1 million, including $1.8 million decrease in shipping and handling expenses and a $1.0 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to decrease in the volume of orders, offset by expanded investments in wages and benefits for fulfillment members and efficiencies gained. In addition, facilities expenses and other general and administrative expenses, excluding stock-based compensation, increased by $2.8 million, primarily due to increased corporate salaries and benefits, including $1.0 million in restructuring related expenses as a result of the company-wide reorganization, and an increase in costs related to being a public company.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Interest expense	$2,285	$1,096	$1,189	108%	$4,372	$2,059	$2,313	112%

Interest expense increased by $1.2 million, or 108% and $2.3 million, or 112% for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily due to draws under the SVB and Hercules Term Loan in the second half of 2021. See the section titled “Liquidity and Capital Resources — Loan Facilities” below for further details.
Loss on extinguishment of debt

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Loss on extinguishment of debt	$—	$1,027	$1,027	*	$—	$1,027	$1,027	*
______________
* Percentage change not meaningful.

Loss on extinguishment of debt resulted from refinancing of certain of our loan facilities during the six months ended June 30, 2021. See the section titled “Liquidity and Capital Resources—Loan Facilities” below for further details.
Other expense (income), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Change in fair value of Additional Shares liability	$2,015	$—	$2,015	*	$2,015	$—	$2,015	*
Change in fair value of Earn-Out liability	(17,345)	—	(17,345)	*	(17,345)	—	(17,345)	*
Change in fair value of Public and Private Placement Warrants liability	(1,180)	—	(1,180)	*	(1,180)	—	(1,180)	*
Other expense, net	$6,775	$268	$6,507	*	$4,783	$1,044	$3,739	*
______________
* Percentage change not meaningful.

The change in the fair value of Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants liability for the three and six months ended June 30, 2022 was driven by the decrease in our stock price from the Closing of the Business Combination to June 30, 2022.

Other expense, net increased by $6.5 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to a $6.7 million expense related to transaction costs that were allocated to liability classified derivative liabilities as a result of the Company going public.

Other expense, net increased by $3.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a $6.7 million expense related to transaction costs that were allocated to liability classified derivative liabilities as a result of the Company going public partially offset by a $2.9 million gain on remeasurement of preferred stock warrant liability.

Liquidity, Capital Resources and Requirements

As of June 30, 2022, we had $132.4 million of cash and cash equivalents, an accumulated deficit of approximately $572.8 million, working capital of $94.9 million and incurred negative cash flows from operating activities of $66.1 million for the six months ended June 30, 2022. To date, we have funded our operations principally through convertible preferred stock and contingently redeemable convertible common stock financings, the incurrence of debt and the Closing of the Business Combination. We received cash proceeds, net of transaction costs from the Closing of the Business Combination on June 16, 2022 of $80.0 million. We have total outstanding indebtedness of $66.4 million as of June 30, 2022. On July 18, 2022, we entered into the Purchase Agreement, whereby we have the right, but not the obligation, to sell to the Selling Holder up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions.

Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least one year past the date these condensed consolidated financial statements are available to be issued. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations in the future as we continue to invest in advertising and other strategic incentives planned for future growth. Cash from operations could also be affected by our customers and other risks detailed in the section of our titled “Risk Factors.” As a result, we will need additional capital resources to execute strategic initiatives and fund our operations, prior to achieving break even or positive operating cashflow. We expect to continue to opportunistically seek access to additional funds by utilizing the Purchase Agreement, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, our Class A Common Stock trading price may not exceed the respective exercise prices of our Public Warrants, Private Placement Warrants and/or our Legacy Grove Warrants before the respective warrants expire, and therefore we may not receive any proceeds from the exercise of warrants to fund our operations. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of June 30, 2022, we had $27.0 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, please see “Leases” in Note 7 of the Notes to our audited financial statements as of and for the years ended December 31, 2019, 2020 and 2021 included in the proxy statement/consent solicitation statement/prospectus filed with the SEC on May 16, 2022.
Loan Facilities
Silicon Valley Bank Loan Facilities
In December 2016, we entered into a loan and security agreement (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). The terms of the SVB Loan Facility, as amended and restated, provided for: (i) a revolving line of credit not to exceed $25.0 million (“Loan Revolver”), (ii) growth capital advance (“Term Loan”) of $3.9 million and (iii) a letter of credit sublimit of $6.0 million. The Term Loan had a maturity date in December 2022 and bore interest at Prime Rate, payable monthly. The Loan Revolver borrowing capacity was limited to 60% of eligible inventory balances.
In April 2021, we entered into an amendment to the SVB Loan Facility. The terms of the amendment provided for the Loan Revolver letter of credit sublimit to increase to $10.0 million and an increased borrowing capacity to 65% of eligible inventory balances. The Loan Revolver borrowing capacity is reduced by outstanding letters of credit and credit available to the Company from certain credit card facilities, which amounted to $3.1 million and $1.5 million, respectively, as of December 31, 2021. The Loan Revolver incurs a facility fee of 0.20% per annum assessed on the daily average undrawn portion of revolving line of credit. The amended Loan Revolver bears an interest rate equal to the greater of prime rate or 3.25% and matures on March 31, 2023. Interests on the Loan Revolver is payable monthly in arrears. In April 2021, all of our outstanding borrowings under the SVB Term Loan were refinanced directly through the SVB and Hercules Loan Facility (see below).
The SVB Loan Facility is collateralized by substantially all of our assets on a first priority basis and contains customary events of default and covenants that restrict our ability to, among other things, incur additional indebtedness, other than permitted indebtedness, enter into mergers or acquisitions, sell or otherwise dispose of assets, pay dividends, or repurchase stock, subject to customary exceptions. The SVB Loan Facility contains a financial covenant which requires us to maintain minimum liquidity of $45.0 million. Minimum liquidity is defined as the sum of the aggregate amount of unrestricted and unencumbered cash deposited with SVB plus amounts available to be drawn under the loan revolver, as adjusted for any outstanding standby letters of credit issued by SVB.
As of June 30, 2022, we were in compliance with all covenants and had $5.9 million outstanding under the Loan Revolver. The effective interest rate is 5.00% on the revolving line of credit.
Silicon Valley Bank and Hercules Loan Facility
In April 2021, we entered into a Mezzanine Loan and Security Agreement (“SVB and Hercules Loan Facility”) with SVB and Hercules Capital, Inc. (“Hercules”). The SVB and Hercules Loan Facility provides for a draw period, which runs from the effective date until March 31, 2022, for advances of up to $60.0 million. In April 2021, we drew $25.0 million, which was used to directly settle the amounts outstanding under the SVB Term Loan and the Triplepoint Loan Facility (see below). In September and December 2021, we drew down the remaining additional borrowings of $25.0 and $10.0 million, respectively, on the SVB and Hercules Loan Facility. The SVB and Hercules Loan Facility bears interest at the greater of 8.75% or prime plus 5.5%, payable monthly. The principal repayment period commences on November 1, 2022 and continues for 30 monthly installments with an additional final payment equal to 6.75% of the aggregate term loan advances. SVB and Hercules have committed to fund 51.0% and 49.0%, respectively, of all draws made under the SVB and Hercules Loan Facility.

In May 2022, as part of the Closing of the Business Combination, the Company entered into an amendment with SVB and Hercules Loan Facility to increase the final payment from 6.75% to 8.75% of the aggregate term loan advances. Total fees paid for the amendment, including bank legal fees was $0.2 million.
The SVB and Hercules Loan Facility is collateralized on a second priority basis, subordinate to the SVB Loan Facility, by substantially all of our assets and contains restrictive covenants that are substantially similar to the SVB Loan Facility. The SVB and Hercules Loan Facility does not include any financial covenants, but does contain a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, we have provided SVB and Hercules with periodic financial statements and projections to facilitate their ongoing assessment company performance. We believe the likelihood that SVB and Hercules would exercise the subjective acceleration clause is remote.
As of June 30, 2022, we owe an aggregate of $60.0 million outstanding under the SVB and Hercules Loan Facility with effective interest rates ranging from 14.26% to 17.31%. As of June 30, 2022, we were in compliance with all covenants under the SVB and Hercules Loan Facility.
Atel Loan Facility
In July 2018, we entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) to fund purchases of machinery and warehouse equipment that are held as collateral under the Atel Loan Facility.
As of June 30, 2022, we had an aggregate of $1.2 million outstanding borrowing under the Atel Loan Facility through two separate loan draws that will be fully repaid in April 2023, and May 2023, respectively. As of June 30, 2022, we were in compliance with all of our covenants under the Atel Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(66,138)	$(61,799)
Net cash used in investing activities	(2,610)	(2,845)
Net cash provided by financing activities	122,765	849
Net increase (decrease) in cash and cash equivalents	$54,017	$(63,795)

Operating Activities
Net cash used in operating activities increased by $4.3 million for the six months ended June 30, 2022 compared to June 30, 2021, primarily attributable to an increase in net loss of $16.3 million. The increase in net loss was primarily driven by a decrease in net revenue resulting from decreased DTC Total Orders and DTC Active Customers. This was offset by a cash inflow related to changes in operating assets and liabilities of $8.2 million, from decreases in inventory and prepaids and other assets, offset by increase in accrued expenses due to timing of invoices from and payments to our vendors and suppliers and a $3.7 million increase in non-cash charges including an increase of stock based compensation expense of $17.3 million offset by a decrease in fair value of derivative liabilities of $16.5 million.
Investing Activities
Net cash used in investing activities of $2.6 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively was due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $122.8 million for the six months ended June 30, 2022 primarily consisted of proceeds of $97.1 million from issuance of common stock upon the Closing of the Business Combination, including proceeds from PIPE financing, and proceeds from issuance of contingently redeemable convertible common stock of $27.5 million, partially offset by $1.3 million payment of transaction issuance costs.
Net cash provided by financing activities of $0.8 million for the six months ended June 30, 2021 primarily consisted of proceeds from issuance of debt of $25.0 million, offset by repayment of debt of $21.2 million, payment of debt extinguishment of $2.5 million, payment of debt issuance costs of $0.4 million.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that can have a significant impact on the amounts reported in those financial statements and accompanying notes. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to our audited financial statements as of and for the years ended December 31, 2019, 2020 and 2021 included in the proxy statement/consent solicitation statement/prospectus filed with the SEC on May 16, 2022, with the addition of Earn-Out Share Liability and Additional Share Liability below.

Earn-Out Share Liability
At the closing of the Business Combination, certain Legacy Grove shareholders were issued an aggregate of 13,999,960 shares of Grove Class B Common Stock (“Earn-Out Shares”). Such shares are subject to vesting and forfeitures based upon certain triggering events that can occur during a period of ten years following the closing of the Business Combination (the “Earn-Out Period”). The triggering events that will result in the vesting of the Grove Earn-Out Shares during the Earn-Out Period are the following:

• 7,000,173 shares will vest if the share price of New Grove Class A Common Stock is greater than or equal to $12.50 over any 20 trading days within any consecutive 30 trading day period during the Earn-Out Period;

• 6,999,787 shares will vest, including the shares subject to the $12.50 threshold if not previously vested, if the share price of New Grove Class A Common Stock is greater than or equal to $15.00 over any 20 trading days within any 30 consecutive trading day period during the Earn-Out Period; and

• If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.

If, at any time prior to the expiration of the Earn-Out Period, any holder of Grove Earn-Out Shares forfeits all or any portion of such holder’s Grove options and restricted stock units, all unvested Grove Earn-Out Shares issued to such holder with respect to any such awards shall be automatically forfeited to the Company and distributed to the other holders of Legacy Grove securities as of immediately prior to the closing of the Business Combination on a pro rata basis.

Earn-Out shares which are subject to a service condition are accounted for under ASC 718. See Note 3—Recapitalization and Note 4— Fair Value Measurements and Fair Value of Financial Instruments.

Earn-Out Shares which are not subject to service conditions were accounted for as liability classified instruments in accordance with ASC 815-40, as such shares were not solely indexed to the common stock of the Company and the events that determine the number of Earn-Out Shares required to vest include events that are not solely indexed to the fair value of common stock of the Company. Such Earn-Out Shares will be measured at fair value at each reporting date until they are settled or meet the criteria for equity classification, and changes in the fair value will be recorded in the unaudited condensed consolidated statements of operations. The fair value of the Earn-Out Shares liability is estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

The Company has historically been a private company and has limited company-specific historical and implied volatility information. Accordingly, the volatility assumption used in the model is subjective and requires significant management judgment. Management estimated the expected volatility assumption based on the implied common stock volatilities of a set of publicly traded peer companies. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments that will be recorded in the Company’s unaudited condensed consolidated statements of operations.

Additional Shares Liability
At closing of the Business Combination and in connection with the Backstop Subscription Agreement, Legacy Grove committed to issue additional shares of Grove Class A Common Stock to the Backstop Investor if the volume weighted average price of Grove Class A Common Stock is less than $10.00 during the 10 trading days commencing on the first trading day after New Grove’s first quarterly earnings call for the fiscal quarter ending June 30, 2022 (“Additional Shares”). The Backstop Investor shall be entitled to receive additional Grove Class A Common Shares equal to the lesser of (i) the product of (x) the sum of (1) the Grove Class B Common Shares issued to Subscriber at the Business Combination Closing pursuant to the Business Combination Agreement as consideration for the Tranche 1 Shares and (2) the Tranche 2 Shares multiplied by (y) a fraction, (A) the numerator of which is $10.00 (as adjusted for any stock split, reverse stock split or similar adjustment following the Business Combination Closing) minus the Measurement Period VWAP, and (B) the denominator of which is the Measurement Period VWAP and (ii) the number of Post-Combination VGAC Shares outstanding as of immediately following the Business Combination Closing.

The Additional Shares are accounted for as a liability classified instrument under ASC 480 as the fair value of the obligation to issue the Additional Shares varies inversely to the fair value of the Company’s common stock. The Additional Shares liability will be measured at each reporting date until settled. Change in the fair value will be recorded in the unaudited condensed consolidated statements of operations.

The Company has historically been a private company and has limited company-specific historical and implied volatility information. Accordingly, the volatility assumption used in the model is subjective and requires significant management judgment. Management estimated the expected volatility assumption based on the implied common stock volatilities of a set of publicly traded peer companies. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments that will be recorded in the Company’s unaudited condensed consolidated statements of operations.

Inventories
Inventory is recorded at the lower of weighted average cost and net realizable value. The cost of inventory consists of merchandise costs and in-bound freight, net of any vendor allowances. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. We record inventory reserves based on the excess of the carrying value or average cost over the amount we expect to realize from the ultimate sale of the inventory.
Stock-Based Compensation
We recognize the cost of share-based awards granted to employees and non-employees based on the estimated grant-date fair value of the awards.
For stock option awards with service only vesting conditions, we recognize expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We estimate the grant-date fair value of the stock option awards with service only vesting conditions using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our stock-based compensation could be materially different. Significant inputs and assumptions include:
Fair value of Common Stock – As our common stock is not currently publicly traded, the fair value of our underlying common stock was determined by our board of directors based upon a number of objective and subjective factors, as described in the section titled “—Common Stock Valuation” below.
Expected Term – Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
Expected Volatility – Because we are privately held and there is no active trading market for our common stock, the expected volatility was estimated based on the average volatility for publicly traded companies that we consider to be comparable, over a period equal to the expected term of the stock option grants.
Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Expected Dividend – We have never paid dividends on our common stock and has no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
For restricted stock unit (“RSU”) awards with performance vesting conditions, we evaluate the probability of achieving the performance vesting condition at each reporting date. We begin to recognize expense for RSUs with performance vesting conditions using an accelerated attribution method on June 16, 2022 when the performance condition was met. The fair value of RSU awards is determined using the price of our common stock on the grant date, as determined by our board of directors.
For awards with both market and service vesting conditions, we recognize expense over the derived service period using an accelerated attribution method. The fair value of stock option awards with both market and performance conditions is estimated using multifactor Monte Carlo simulations. The Monte Carlo simulation model incorporates the probability of satisfying a market condition and utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment, including our stock price, contractual terms, maturity and risk-free interest rates, as well as volatility.
Common Stock Valuation
Given the absence of a public market of our common stock, and in accordance with the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercises significant judgment and considers numerous factors to determine the best estimate of fair value of our common stock, including the following:
•independent third-party valuations of our common stock;
•the rights, preferences and privileges of our redeemable convertible preferred stock relative to our common stock;
•our operating results, financial position and capital resources;
•our stage of development and current business conditions and projections, including the introduction of new products;
•the lack of marketability of our common stock;
•the hiring of key personnel and the experience of our management;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given the prevailing market conditions;
•and the nature and history of our business;
•industry trends and competitive environment;
•trends in consumer spending, including consumer confidence; and
•the overall economic, regulatory and capital market conditions.
For common stock valuations performed prior to March 31, 2022, we performed valuations of our common stock that took into account the factors described above. We primarily used a combination of the market and income approach to determine the equity value of our business. The income approach estimates equity value based on the expectation of future cash flows that a company will generate. These future cash flows, and an assumed terminal value, are discounted to their present values using a discount rate based on a weighted-average cost of capital that reflects the risks inherent in the cash flows. The market approach estimates equity value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company. The resulting common stock value is then discounted by a non-marketability factor. Public company trading revenue multiple comparisons provide a quantitative analysis that our board of directors’ reviews in addition to the qualitative factors described above in order to determine the fair value of our common stock.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

For the common stock valuation performed as of March 31, 2022, we used the Backstop Subscription Agreement as an initial indication of value of our common stock, as this was an arms-length length transaction with a sophisticated investor. Our common share value was modified and iterated so that the aggregate value of each component of the transactions contemplated by the Backstop Subscription Agreement summed to the total consideration paid by the investor. When determining the value of each component, we assumed maximum redemptions of common stock prior to the Mergers, based on redemption rates of companies that have recently become a public company through a SPAC transaction (i.e. Inspirato Incorporated and Sonder Holdings Inc.). We also assumed 100% probability that the Mergers would occur because, in connection with the execution with the Backstop Subscription Agreement, we waived the condition to the consummation of the Mergers requiring that the aggregate cash proceeds from VGAC II’s trust account, together with the proceeds from the issuance and sale of an aggregate of 8,707,500 shares of New Grove Class A Common Stock at a price of $10.00 from certain investors, equal no less than $175,000,000 (after deducting any amounts paid to VGAC II shareholders that exercise their redemption rights in connection with the Business Combination).
For valuations after the Business Combination, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Following the closing of the Business Combination, the Company uses this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, the Company’s Certifying Officers concluded that, at June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
The Company does not expect that its disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or prospects.
As noted below in “Item 1A. Risk Factors”, the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices, and the Federal Trade Commission is currently investigating our billing and automatic renewal practices. As of the date of this filing, no legal proceeding has commenced regarding these investigations.
Item 1A. Risk Factors

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this prospectus or any amendment or supplement to this prospectus are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Business

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; global pandemics, including the COVID-19 pandemic and the loosening of restrictions as the pandemic conditions improve; fluctuating fuel and other energy costs; fluctuating commodity prices; the high rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.

Our significant growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth, our business could be adversely affected.

We have experienced significant growth since our launch in 2012. For example, our revenue grew from approximately $7 million in 2016 to $384 million in the year ended December 31, 2021. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; expand distribution to new retail partners; continue to innovate and introduce new products; maintain and improve our technology platform supporting our e-commerce business; expand our supplier and fulfillment capacities; expand internationally; and maintain quality control over our product offerings.

Such growth and expansion of our business places significant demands on our management and operations teams and requires significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-

effective manner, or at all. We expect to continue to expend substantial resources on marketing efforts to increase brand awareness; product innovation and development; technology platform maintenance and improvements to support sales; and general administration, including increased finance, legal, and accounting expenses associated with being a public company.

These investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth which we may experience in any new category or from international expansion.

In addition, to support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we must offer competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. Additionally, we may not be able to hire new employees quickly enough to meet our needs. The risks associated with a rapidly growing workforce will be particularly acute to the extent we expand into new product categories and markets outside of the United States. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We are also required to manage numerous relationships with vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected.

Our quarterly operating results fluctuate, which could cause our stock price to decline.

Our quarterly operating results fluctuate for a variety of reasons, many of which are beyond our control. Our revenue has fluctuated for a variety of reasons, including as a result of adverse market conditions due to the COVID-19 pandemic and the associated imposition and easing of restrictions on retail and travel opportunities; the seasonality of market transactions; our success in attracting new and maintaining relationships with existing retail and ecommerce partners; our success in executing on our strategy and the impact of any changes in our strategy; the timing and success of product launches, including new products that we may introduce; the success of our marketing efforts; general market conditions; disruptions or defects in our technology platform, such as privacy or data security breaches, errors in our software or other incidents that impact the availability, reliability, or performance of our platform; the impact of competitive developments and our response to those developments; supply chain issues; and our ability to recruit and retain employees. Historically, we have realized a higher portion of our net revenues in the first quarter when customers are focused on improving their lifestyle and quality of living, which we believe makes our products and marketing messages particularly appealing, and a lower portion of our net revenues in the fourth quarter when many customers are focused on holiday shopping. In addition, our operating expenses fluctuate from period to period, in part in anticipation of their seasonality.

Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock, particularly post-pandemic. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

We believe that our quarterly operating results may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our recent historical operating results. Any seasonal effects may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

Grove has incurred significant losses since its inception. For the years ended December 31, 2021 and December 31, 2020, Grove incurred net losses of $136 million and $72 million, respectively. As of June 30, 2022, Grove had an accumulated deficit of $573 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we broaden our customer base, develop our brick-and-mortar retail distribution platform and expand our sales to third-party ecommerce channels, enhance our existing online direct-to-consumer website and mobile application, continue to expand research and development efforts grow the product assortment offered by our Grove-owned brands, acquire or create additional Grove-owned brands, and hire additional employees to support our growth. Historically, Grove has devoted most of its financial and other resources on sales and marketing, including a significant expansion of our marketing team and budget; continued expansion of our business; research and development related to our products; and general administration expenses, including legal, accounting and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website and mobile application, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce our investments in advertising and other strategic initiatives planned for future growth.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we broaden our customer base, develop our brick-and-mortar retail distribution platform and expand our sales to third-party ecommerce channels, enhance our existing online direct-to-consumer website and mobile application, continue to expand research and development efforts grow the product assortment offered by our Grove Brands, acquire or create additional Grove Brands, and hire additional employees to support our growth.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months from the date of this registration statement. However, our operating plan may change as a result of many factors, and we may need additional funds sooner than planned.

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. We expect to continue to opportunistically seek access to additional funds by utilizing the Equity Purchase Agreement, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce our investments in advertising and other strategic initiatives planned for future growth, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may not be able to compete successfully.

The markets in which we compete are evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors.

Our business includes a variety of product types and delivery channels. Our current and potential competitors include: (1) companies that sell household and personal care products online and in physical stores; (2) physical, e-commerce, and omnichannel retailers, vendors, distributors, and manufacturers of the products we offer and sell to consumers; and (3) web search engines, comparison shopping websites, social networks, and other online and app-based means of discovering, using, or acquiring goods, either directly or in collaboration with other retailers. We compete based on various product attributes, including sustainability, price, and quality.

We compete with producers of household and personal care products and e-commerce and traditional sales outlets for these products. Some of our competitors are also our partners and we distribute their products. In addition, there is a risk that our emerging retail distribution partnerships will erode the success of our DTC e-commerce business. Some of our current and potential competitors have longer histories, larger fulfillment infrastructures, better established wholesale and retail distribution networks, faster shipping times, lower-cost shipping, lower operating costs, larger consumer bases, and greater control over inputs critical to our business such as financial, marketing, institutional and other resources, and larger consumer bases than we do. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, and devote more resources to research and development, technology, infrastructure, fulfillment, and marketing and develop products or services that are similar to ours or that achieve greater market acceptance. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. Our business is subject to rapid change, the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Competition in the natural and sustainable consumer products market presents an ongoing threat to the success of our business.

The number of companies entering the natural and sustainable consumer products market with offerings similar to ours continues to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the size of our customer base; the timing and market acceptance of products, including the developments and enhancements to those products and services that we or our competitors offer; customer service and support efforts, selling and marketing efforts, ease of use, performance, price and reliability of the products and services that we and our competitors develop, and our brand strength relative to our competitors. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases than ours or greater market acceptance than us.

We must find sustainable solutions that support our brand and long-term growth.

Our vision to grow our business will require us to innovate and develop more sustainable ways of doing business. In a world where resources are scarce and demand for them continues to increase, it is critical that we succeed in reducing our resource consumption and converting to sustainably sourced supplies. In doing this, we are dependent on the efforts of partners and various certification bodies. There can be no assurance that we will be successful developing sustainable business solutions and our failure to do so could limit our growth and profit potential and damage our corporate reputation.

Today, Grove is completely plastic neutral, which means that for every ounce of plastic that we ship to our customers, we, through our partner rePurpose Global, collect and retire the same amount of nature bound plastic pollution. To quantify the amount of plastic we ship to our customers, we weigh and record the amount of plastic in every Grove Brand product we sell, and receive data on plastic weight from the makers of third-party products sold on our platform. Using these numbers, we calculate how much plastic we send in each order. Furthermore, Grove has a stated goal of our products being plastic-free by 2025. If Grove is unable to remain plastic neutral or unable to meet our goal of our products being plastic-free by 2025, our brand reputation may suffer. Not only is there a risk around finding appropriate replacement materials, but due to high demand, the cost of alternative packaging materials could significantly increase in the foreseeable future and this could impact our business performance. Similarly, the cost associated with collecting and recycling nature bound plastic could significantly increase in the foreseeable future and this could impact our business performance.

If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

Our success depends on our ability to attract new customers and engage existing customers cost-effectively. To acquire and engage customers, we must, among other things, promote and sustain our platform, provide high-quality products, user experiences, and customer service. If customers do not perceive our e-commerce service or products to be reliable, sustainable and of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers.

We have historically acquired a significant number of our customers through digital advertising on social media channels owned by Facebook that may, along with other social media platforms we may engage in the future, terminate their agreements with us at any time or introduce factors beyond our control, such as such as adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience; increase pricing; and change their policies which may have the effect of delaying or preventing our advertising through these channels, all of which could impact our ability to attract new customers.

We have recently introduced marketing initiatives designed to acquire customers through increased search engine optimization, streaming digital video services, and linear television. These new acquisition channels may not perform as well as our historical social media advertising channels. Our efforts to diversify customer acquisition channels may not be effective, which could negatively affect our results of operations.

Customer acquisition costs may fluctuate and rise on the channels that have been successful for us historically and on new channels that we are introducing. Rising costs may limit our ability to expand or maintain or acquisition efforts which could negatively affect our results of operations.

Changes to our DTC business designed to attract new customers and retain existing customers, including, but not limited to expanded shopping personalization, non-subscription options, and user generated and editorial content may not perform as well as our historical DTC platform which could negatively impact our results of operations.

Other factors may reduce our ability to acquire, maintain and further engage with customers, including the effectiveness of our marketing efforts and other expenditures we make to continue to acquire new customers and maintain and increase engagement with existing customers; system updates to app stores and advertising platforms; changes in search algorithms by search engines; the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites; and consumer behavior changes as a result of the
COVID-19 pandemic, or otherwise.

In addition, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, including referral discounts and gift giving, so we must ensure that our existing customers remain loyal and continue to derive value from our products and services in order to continue receiving those referrals. Consequently, if our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers.

Moreover, consumer preferences may change, and customers may not purchase through our marketplace as frequently or spend as much with us as historically has been the case. As a result of these potential changes, the revenue generated from customer transactions may not be as high as revenue generated from transactions historically.

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our efforts may or may not be successful.

To remain competitive and expand and keep market share for our products across our various channels, we need to increase our marketing and advertising spending. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and we are increasingly engaging with more traditional media, such as television and web-based streaming services, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation, lead to increased brand awareness, or attract new customers. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.

Our brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We believe our consumers rely on us to provide them with clean, sustainable, well-designed, and effective products. Any loss of confidence on the part of consumers in our products or the ingredients used in our products, whether related to actual or perceived product contamination or product safety or quality failures, environmental impacts, or inclusion of prohibited ingredients, or ingredients that are perceived to be “toxic”, could tarnish the image of our brand and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or efficacy or suitability for use by a particular consumer or on the environment, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our ability to achieve or maintain profitability and brand image.

If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, our relationships with consumers could suffer, the appeal of our brand could be diminished, we may need to recall some of our products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products or products using the Grove name in other consumer categories, could reduce consumer confidence in or demand for our own products if consumers view them to be similar. Any such adverse effect could be exacerbated by our market positioning as a purveyor of clean, sustainable, well-designed, and effective products and may significantly reduce our brand value. Issues regarding the safety, efficacy, quality or environmental impact of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results.

Further, our customers may engage with us online through social media platforms by providing feedback and public commentary about all aspects of our business. Information concerning us, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Failure to introduce new products that meet the expectations of our customers may adversely affect our ability to continue to grow.

We have a limited history introducing new products and services to our customers. New potential products and services may fail at any stage of development or commercialization, including after launch, and if we determine that any of our current or future products are unlikely to succeed, we may abandon them without any return on our investment. In addition, any unsuccessful effort may adversely affect our brand and reputation. If our efforts to attract new customers and engage existing customers with new and enhanced products are unsuccessful or if such efforts are more costly than we expect, our business may be harmed and our potential for growth may be impaired.

The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 was declared a pandemic by the World Health Organization and continues to spread in the U.S., Canada, and in many other countries globally. Related government and private sector responsive actions have adversely affected, and may continue to adversely affect, our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation continues to evolve and variant strains of the virus have led to increased uncertainty. The COVID-19 pandemic has disrupted the global supply chain and may cause disruptions to our operations if a significant number of employees are ill, quarantined or if they are otherwise limited in their ability to work at our locations or travel. Any worsening of the COVID-19 pandemic, including the unknown potential impact of variant strains, and any future actions in response to the COVID-19 pandemic by federal, state or local authorities, including those that order the shutdown of non-essential businesses or limit the ability of our employees to travel to work, could impact our ability to take or fulfill our customers’ orders and operate our business. If surges related to the COVID-19 pandemic or any future pandemics outpace our capacity or occur at unexpected times, we may be unable to fully meet our customers’ demands for our products.

As a result of the COVID-19 pandemic, many of our personnel are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns, increase our exposure to potential wage and hour issues, and decrease the cohesiveness of our teams and our ability to maintain our corporate culture. We may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models.

Plans to open new fulfillment centers or to expand the capacity of our existing fulfillment centers over the next few years may also be delayed or made more costly by the continuing spread of COVID-19 and variant strains. Disruptions to the operations of our fulfillment centers and delays or increased costs in the expansion of our fulfillment center capacity may negatively impact our financial performance and slow our future growth.

Quantifying the adverse impact of the COVID-19 pandemic is difficult given the pervasive disruptions and changes to society that it has caused. At the onset of the pandemic, we incurred approximately $600,000 in costs associated with additional cleaning and sanitization measures such as sanitation stations, supplies, and installation of disinfecting lights. In early 2020, we also reduced our marketing spending because of the economic uncertainty associated with the pandemic, potentially resulting in a reduction of our new customer acquisition since new customer acquisition is primarily driven by our marketing activities. As the pandemic has continued, its disruption has spread to our shipping, supply chain and labor, along with inflation resulting from the pandemic. For example, from fiscal year 2020 into 2021, we experienced an increase of approximately 10% in wages for employees at our fulfillment centers due to labor shortages and macroeconomic trends in labor markets, and increased inbound shipping rates that reduced margins on our Grove-owned brands by approximately 200 basis points. These costs have continued to increased from 2022 compared to 2021. As a result of supply chain disruptions and increased shipping costs, we are also placing orders with our suppliers further in advance, which negatively impacts our cash flow. While we believe some of these upward cost trends have stabilized, others may continue to increase in the future which may result in further adverse financial impacts.

At the same time, the COVID-19 pandemic drove a surge in demand for direct-to-consumer businesses such as ours. Early in the pandemic, we saw substantial growth in our customer base and orders, particularly for certain cleaning products, as consumers have opted for ecommerce solutions rather than in-person shopping, but the pandemic also caused many customers to over-purchase and cancel their subscriptions. As the COVID-19 pandemic and restrictions related thereto wind down, we have begun to experience a softening of demand compared to the COVID-19 pandemic surge as consumers return to “normal” shopping activities.

The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the U.S. and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. The COVID-19 pandemic has adversely affected our business operations, costs of doing business, availability of labor, access to inventory, supply chain operations and financial results since the start of the pandemic and will continue to adversely affect our business for a period of time that is currently unknown.

We have pursued and intend to pursue acquisitions to expand our business, and if any of those acquisitions are unsuccessful, our business may be harmed.

Our strategy includes the expansion of our business through the acquisition of other businesses, products or technologies, or through strategic alliances. Acquisitions involve numerous risks, including the possibility that we will pay more than the value we derive from the acquisitions which could result in future non-cash impairment charges, and incremental operating losses; difficulties in integration of the operations, technologies and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business; the assumption of certain known and unknown liabilities of the acquired companies; difficulties in retaining key relationships with employees, customers, collaborators, vendors and suppliers of the acquired company; and in the case of acquisitions outside of the jurisdictions where we currently operate, the need to address the particular economic, currency, political, and regulatory risks associated with specific countries, particularly those related to our collection of sensitive data, regulatory approvals, and tax management, which may result in significant additional costs or management overhead for our business. Failure to successfully address any of these or other unforeseen challenges would adversely affect our business.

We may experience damage or destruction to our distribution centers, which may harm our business, results of operations and financial condition.

Our distribution centers, as well as our headquarters, are located in areas that have a history of natural disasters, including severe weather events, rendering our distribution centers vulnerable to damage. Any large-scale damage, to or catastrophic loss of, products stored in our distribution centers due to natural disasters or man-made disasters such as arson, theft, power disruptions, computer viruses, data security breaches or terrorism, could result in the reduction in value of our inventory and a significant disruption in our business. Further, natural disasters such as earthquakes, hurricanes, tornadoes, fires, floods and other adverse weather and climate conditions; unforeseen health crises, such as pandemics and epidemics, political crises, such as terrorist attacks, war and other political instability (including, for example, cyberattacks or other attacks carried out by Russia following its invasion of Ukraine in February 2022); or other catastrophic events, could disrupt our operations in any of our offices, our remote workforce and distribution centers. For example, in March 2020, we temporarily closed our corporate offices to slow the spread of COVID-19 and protect our employees. Such closures have slowed and may in the future slow or temporarily halt our operations and harm our business, results of operations and financial condition.

We are dependent on our management team, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with any our executive officers or key management personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

Labor-related matters, including labor disputes, may adversely affect our operations.

None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in merchandising operations and shipping, and increases in our labor costs, which could harm our business, results of operations and financial condition.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside of the United States.

We offer our products and services in the contiguous United States. Although international expansion is part of our strategy, we may never pursue international expansion and may not be successful if we do so. We would be subject to a variety of risks inherent in doing business internationally, including political, social and/or economic instability; risks related to governmental regulations in foreign jurisdictions and unexpected changes in regulatory requirements and enforcement; fluctuations in currency exchange rates; higher levels of credit risk and payment fraud; enhanced difficulties of integrating any foreign acquisitions; burdens of complying with a variety of foreign laws; lesser protection for intellectual property rights in some countries; difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with operating from international locations and subsidiaries; different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences; compliance with statutory equity requirements; and management of tax consequences and compliance.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution, infrastructure and logistics to third-party providers, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are supplied or manufactured by a limited number of third-party suppliers and manufacturers, and as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the costs of our products, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used to manufacture the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

In addition, products and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party ecommerce or retail customers or when returned by consumers. We may incur additional expenses and our reputation could be harmed if consumers and potential consumers believe that our products do not meet their expectations, are not properly labeled or are damaged. Quality control problems could also result in regulatory action, such as FDA Warning Letters, restrictions on importation, product liability litigation, product seizures, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We purchase significant amounts of product from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. In the past, we have experienced supply shortages of certain goods that have resulted in lost sales. We generally do not maintain long-term supply contracts with any of our suppliers and any of our suppliers could discontinue selling to us at any time. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects.

We rely or may rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, payment processing, customer relationship management services, website platform services, ecommerce services, email services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices or for any other reason, or if we fail to migrate successfully to new services, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our consumers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We utilize cloud services from third-party data center facilities operated by AWS. Any damage to, failure of or interference with our cloud service that is hosted by us, AWS or by third-party providers we may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our customers’ data, including personal information. Impairment of, or interruptions in, our cloud services may subject us to claims and litigation and adversely affect our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our data centers could impede our ability to scale, onboard new customers or expand the usage of existing customers, which could adversely affect our business, financial condition and results of operations. While we have some disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy measures may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

If any of our key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact their operations, our operations could be substantially disrupted. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, results of operations and prospects could be adversely affected.

If our third-party suppliers and manufacturers do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, financial condition, results of operations and prospects could be harmed.

We continually seek to expand our base of suppliers, especially as we identify new products that necessitate new or additional materials. We also require our new and existing suppliers to meet our ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by our consumers, which may require additional investment and time on behalf of suppliers and us.

Our reputation and our consumers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.

If we or our distribution partners do not successfully optimize, operate and manage the expansion of the capacity of our warehouse fulfillment centers, our business, financial condition, results of operations and prospects could be adversely affected.

We operate warehouse fulfillment centers located in Reno, Nevada, Elizabethtown, Pennsylvania, and St. Peters, Missouri. If we do not optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers.

We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver purchases to our consumers and merchandise inventory to our retail and ecommerce partners, and could have an adverse effect on our reputation and ultimately, our business, financial condition, results of operations and prospects.

If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationships with our consumers. In such event, we would need to increase our capital expenditures generally and in a shorter time frame than anticipated. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, have been and may in the future be adversely affected by the COVID-19 pandemic and related governmental orders. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We rely on several vendors for our shipping requirements. If we are not able to negotiate acceptable pricing and other terms with these vendors or if they experience performance problems or other difficulties, it could negatively impact our operating results and our consumer experience. Rising shipping costs and the imposition of surcharges from time to time could negatively impact our operating results. In addition, our ability to receive inbound inventory and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, the recent invasion of Ukraine by Russia in February 2022 could increase disruptions in shipping or our supply chain. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during delivery, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites that carry our products, which could have an adverse effect on our business, financial condition, operating results and prospects.

Risks associated with the outsourcing of our fulfillment process and other technology-related functions could materially and adversely affect our business, financial condition, and results of operations.

We have also outsourced portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories, we are dependent on third-party vendors for credit card processing, and we use third-party hosting and networking providers to host our sites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to be performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our retail and ecommerce partners, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.

We currently accept payments using a variety of methods, including credit card, debit card, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. We also rely on third parties to provide payment processing services, and for certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and affect our ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI-DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. As we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

We also occasionally receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

We have only recently expanded to offer our own branded products in retail stores and our inability to secure, maintain and increase our presence in retail stores could adversely impact our revenue.

Our omnichannel strategy includes selling our products through third-party ecommerce and retail partners (including their websites). Our retail operations were established in 2021 and include sales to retail stores and their related websites. The success of our business is largely dependent on our continuing development of strong relationships with major retail chains. Prior to our recently announced partnerships with Kohl’s, Meijer and Giant Eagle, our only retail partnership has been with Target, and our experience operating through the retail channel is extremely limited. Factors that could affect our ability to maintain or expand our sales and our current or any future retail distribution partners include: failure to accurately identify the needs of our customers; a lack of customer acceptance of new products or product expansions; unwillingness of our retail distribution partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; failure to obtain floor space from retail distribution partners, new, well-received product introductions by competitors; damage to our relationships with our retail distribution partners due to brand or reputational harm; delays or defaults on our retail distribution partners’ payment obligations to us; and store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

The loss of our relationship with Target or other current or future large retail partner could have a significant impact on our revenue. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. We may not be successful in developing those relationships. Consequently, growth opportunities through our retail operations may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish relationships with other retailers in new or current markets. To date, our retail sales have not comprised a significant percentage of our total revenue.

We also face competition to display our products on store shelves and obtain optimal presence on those shelves. Due to the intense competition for limited shelf space, retailers are in a position to negotiate favorable terms of sale, including price discounts, allowances and product return policies. To the extent we increase discounts or allowances in an effort to secure shelf space, our operating results could be adversely affected. We may not be able to increase or sustain our volume of retail shelf space or offer retailers price discounts sufficient to overcome competition. As a result, our retail distribution channels may not continue to grow and may shrink, and our sales and results of operations could be adversely affected. In addition, many of our competitors have significantly greater financial, manufacturing, marketing, management and other resources than we do, and may have greater name recognition, a more established distribution network and a larger base of wholesale customers and distributors. Furthermore, our retail sales, to the extent successful, may compete with and erode our DTC business. If we are unable to address these challenges, our business may be adversely affected.

We may be unable to adequately obtain, maintain, protect, defend and enforce our intellectual property rights.

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights, including our proprietary technology. We establish and protect our intellectual property and proprietary rights, including our proprietary information and technology, through a combination of confidentiality procedures and other contractual provisions, as well as through patent, trademark, copyright, trade secret and other intellectual property laws in the United States and similar laws in certain other jurisdictions. However, the steps we take to obtain, maintain, protect, defend and enforce our intellectual property and proprietary rights may be inadequate. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering, accessing or otherwise obtaining and using our technology, intellectual property or proprietary rights or solutions without our permission.

We pursue the registration of certain aspects of our intellectual property in the U.S. and other countries. We are seeking to protect certain aspects of our intellectual property in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every jurisdiction in which we conduct business. As we apply to register our unregistered trademarks in the U.S. and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, third parties may oppose our trademark and service mark applications or trademark registrations, or otherwise challenge our use of the trademarks and service marks. In certain countries outside of the U.S., trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our intellectual property.

We have six registered patents worldwide, 13 patent applications filed and two patent applications pending through the Patent Cooperation Treaty. We cannot offer any assurances about which, if any, patents will issue from our applications, the breadth of any such patents, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products. Furthermore, a derivation proceeding can be provoked by a third party, or instituted by the U.S. Patent and Trademark Office (USPTO), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

Enforcement of our intellectual property rights may be difficult and may require considerable resources. We are not always able to discover or determine the extent of any unauthorized use of our intellectual property. Moreover, the steps we take to protect our intellectual property do not always adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights. In addition, any of our intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative process or litigation in the U.S. or in foreign jurisdictions.

In addition, the laws of some foreign countries do not protect intellectual property rights to the same level of protection as the laws of the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. To the extent we expand our international activities, our exposure to unauthorized copying and use of our intellectual property and proprietary information may increase. Consequently, we may not be able to prevent third parties from infringing on our intellectual property in all countries outside the U.S., or from selling or importing products made using our intellectual property in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement of patents and other intellectual protection is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

As we move into new markets and expand our products or services offerings, incumbent participants in such markets may assert their intellectual property and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, our agreements with some of our customers, suppliers or other entities with whom we do business requires us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. As a result, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.

Third parties may knowingly or unknowingly infringe our intellectual property and proprietary rights, third parties may challenge our intellectual property and proprietary rights, pending and future patent, copyright, trademark and other applications may not be approved and we may not be able to prevent infringement without incurring substantial expense. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of a third parties rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Any litigation of this nature, regardless of outcome or merit, may be time-consuming and could incur substantial costs and expenses, substantial liability for damages, or could require us to stop our development and commercialization efforts for our products and services. Our efforts to enforce our intellectual property and proprietary rights might be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and proprietary rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property and proprietary rights. Furthermore, many of our current and potential competitors may be in a position to dedicate substantially greater resources to enforce their intellectual property and proprietary rights than us. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property and proprietary rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Moreover, the outcome of any such litigation might not be favorable to us, even when our rights have been infringed, misappropriated or otherwise violated. If we do not prevail, we may be required to pay significant money damages, suffer losses of significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), be required to cease offering certain products or services, incur significant license, royalty or technology development expenses, or be required to comply with other unfavorable terms. Even if we were to prevail, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. We may also be required to enter into license agreements that may not be available on commercially reasonable terms or at all. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such an indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

We rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and others to protect our proprietary rights.

We rely and expect to continue to rely on a combination of confidentiality, invention assignment and other agreements with our employees, consultants and third parties with whom we have relationships and who may have access to confidential or patentable aspects of our research and development output, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. However, any of these parties may breach their agreements with us and disclose information improperly. In addition, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets or each party that has developed intellectual property on our behalf. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets, platform or confidential information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. These agreements may be insufficient or breached, and we may not have adequate remedies for any such breach. Additionally, such agreements may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of, our confidential information, intellectual property, or technology. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed.

Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. For example, we may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Ownership disputes may arise, for example, from conflicting obligations of employees, consultants or others who are involved in developing our future products and services.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ, and expect to employ in the future, individuals who were previously employed at universities or other companies, including our competitors or potential competitors. We may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. In defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or key personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights or other liabilities relating to or arising from our products, our acts or omissions under such agreements or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. As we continue to grow, the possibility of infringement claims and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or our customers, we will incur significant legal expenses and may have to pay damages, settlement fees, license fees or stop using products or technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, financial condition and results of operations.

Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and we may still incur substantial liability related to them. We may be required to cease use of certain functions of our platform or cease selling certain products as a result of any such claims. Any dispute with a customer or other third party with respect to such indemnification obligations could have adverse effects on our relationship with such customer or other third party and other existing or current and prospective customers, subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, reduce demand for our products and adversely affect our brand, reputation, business, financial conditions and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business, financial condition, results of operations and prospects.

We have identified the need to significantly expand, scale and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. There are inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, the need to acquire and retain sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and could have an adverse effect on our business, financial condition, results of operations and prospects.

If we (or our vendors) are unable to protect against or adequately respond to mitigate the impacts of a service interruption, data corruption, or cybersecurity attack, our operations could be disrupted, our reputation may be harmed and we could face significant costs to remediate the incident and defend against claims by business partners, customers, or regulators. Such security breaches or other cybersecurity incidents may harm our reputation and expose us to loss of consumers and business.

We rely on information technology networks and systems and data processing (some of which are managed by third-party service providers) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share and otherwise process personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements. These information technology networks and systems, and the processing they perform, may be susceptible to damage, disruptions or shutdowns, software or hardware vulnerabilities, security incidents, ransomware attacks, unauthorized activity and access, malicious code (such as malware, viruses and worms), acts of vandalism, employee or contractor theft, misplaced or lost data, fraud, misconduct or misuse, social engineering attacks and denial of service attacks, supply-side attacks, phishing and spear phishing attacks, organized cyberattacks, programming or human errors, failures during the process of upgrading or replacing software, databases or components, power outages, fires, natural disasters, hardware failures, telecommunication failures, user errors or catastrophic events, any of which could result in the loss or disclosure of confidential customer information or our own proprietary information, software, methodologies and business information.

In addition, due to the COVID-19 pandemic, our personnel are often working remotely and relying on their own computers, routers and other equipment, which may pose additional data security risks to networks, systems and data. Any material disruption of our networks, systems or data processing activities, or those of our third-party service providers, could disrupt our ability to undertake, and cause a material adverse impact to our business, reputation and financial condition. If our information technology networks and systems or data processing (or those of our third-party service providers) suffers damage, security breaches, vulnerabilities, disruption or shutdown (including, for example, cyberattacks or other attacks on global networking infrastructure carried out by Russia following its invasion of Ukraine in February 2022), and we do not effectively resolve the issues in a timely manner, we could experience a material adverse impact to our business, reputation and financial condition. Our DTC and ecommerce operations are critical to our business and our financial performance. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and DTC operations, any material disruption of our networks, systems or data processing activities related to our websites and DTC operations could reduce DTC sales and financial performance, damage our brand’s reputation and materially adversely impact our business.

The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. We and our third-party service providers regularly defend against and respond to cybersecurity incidents. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident, and our incident response procedures may be inadequate to fully contain, mitigate, or remediate a data security incident. Moreover, notwithstanding any contractual rights or remedies we may have, because we do not control our third-party service providers, including their security measures and their processing of data, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss.

The risk of unauthorized circumvention of our security measures or those of our third-party providers, has been heightened by the increased use of the Internet and telecommunications technologies (including mobile and other connected devices) to conduct financial and other business transactions, advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, such as where third parties fraudulently induce our personnel or our consumers to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Third-party criminals regularly attempt to exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by us or our vendors. Improper access to our systems or databases could result in the theft, publication, deletion or modification of personal information, confidential or proprietary information, financial information and other information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations, or for consumer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.

As is common in the digital world we operate in, we and our third-party service providers have experienced occasional security incidents involving unauthorized access to our account credentials; however, all such incidents have been remediated and we are not aware of any of significant impact resulting from such incidents. While we regularly defend against and respond to cybersecurity threats and attacks, our efforts to contain, mitigate and remediate a data security incident may not be successful, resulting in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. The costs to respond to a significant security breach or security vulnerability, including to provide breach notification where required, can be substantial. We may have to notify stakeholders of security breaches, which may harm our reputation and expose us to loss of consumers and business. Breach notification can lead to negative publicity, may cause our consumers to lose confidence in the effectiveness of our security measures, and could require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach could lead to claims by our consumers or ecommerce or retail customers, or other relevant stakeholders that we have failed to comply with our legal or contractual obligations. As a result, we could be subject to legal action or our consumers or ecommerce or retail customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have, or in the future be able to obtain, adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. If the impact of a security incident or breach or the successful assertion of one or more large claims against us exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business, financial condition, reputation and results of operations.

We use open source software in our platform, which may subject us to additional risks and harm our intellectual property.

We use open source software in our platform and expect to continue to use open source software in the future. There are risks and uncertainties regarding the proper interpretation of and compliance with open source software licenses. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. Consequently, there is a risk that the owners of the copyrights in such open source software may claim that the open source licenses governing their use impose certain conditions or restrictions on our ability to use the software that we did not anticipate. Such owners may seek to enforce the terms of the applicable open source license, including by demanding release of the source code for the open source software, derivative works of such software, or, in some cases, our proprietary source code that uses or was developed using such open source software. These claims could also result in litigation, subject us to significant damages, require us to purchase costly third-party licenses, require us to devote additional research and development resources to change our products or discontinue the sale of our proprietary products, any of which could result in reputational harm and would be disruptive to our business. In addition, if the license terms for the open source software we utilize change, we may be forced to re-engineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Furthermore, if we were to combine our proprietary platform with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary platform to the public or offer our platform to users at no cost. This could allow our competitors to create similar platforms with lower development effort and time and ultimately could result in a loss of sales for us.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance.

Although we have implemented policies and tools to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with such policies. Therefore, we may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation or other violation. Any of the foregoing could have a material adverse effect on our business, financial condition, prospects and results of operations.

The actual or perceived failure by us or our vendors to comply with applicable privacy and data protection laws, regulations or industry standards could have an adverse effect on our business, financial condition, results of operations and prospects.

We collect, store, share, use, retain, safeguard, transfer, analyze and otherwise process, and our vendors process on our behalf, personal information, confidential information and other information necessary to provide and deliver our products through our e-commerce channel to operate our business, for legal and marketing purposes, and for other business-related purposes. Collection and use of this information might raise privacy and data protection concerns, which could negatively impact our business. Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and international laws, orders, codes, rules, regulations and regulatory guidance regarding privacy, information security and processing (which we collectively refer to as “Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or obligations (which we collectively refer to as “Data Protection Obligations”). Therefore, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain and complex for the foreseeable future, and our actual or perceived failure to address or comply with applicable Data Protection Laws and Data Protection Obligations could have an adverse effect on our business, financial condition, results of operations and prospects. We also expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws and Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of consumers for processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process consumer data and operate our business.

We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (which we collectively refer to as “Privacy Policies”) and contractual obligations to third parties related to privacy, information security and processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or Data Protection Obligations.

We may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. If we or our vendors fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, our business, financial condition, results of operations and prospects could be adversely affected.

In the United States, our obligations include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”) and other state and federal laws relating to privacy and data security. The CCPA, which took effect on January 1, 2020, requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Therefore, the CCPA may increase our compliance costs and potential liability.

In addition, California voters recently approved the California Privacy Rights Act of 2020 (the “CPRA”) that goes into effect on January 1, 2023. The CPRA will significantly modify the CCPA, and will impose additional data protection obligations on companies doing business in California, potentially resulting in further complexity. The law will, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The effects of this legislation are potentially far-reaching and may impact our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations and prospects.

Other jurisdictions in the United States have already passed or are considering laws similar to the CCPA, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. June 2021, Colorado also enacted a similar law, the Colorado Privacy Act (the “CPA”), which becomes effective on July 1, 2023. Many other states are currently considering proposed comprehensive data privacy legislation and all 50 states have passed at least some form of data privacy legislation (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches). At the federal level, the United States Congress is also considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising, cookie-based processing, and postal mail to sell our products and services and to attract new consumers, and we, and our vendors, are subject to various current and future Data Protection Laws and Data Protection Obligations that govern marketing and advertising practices. Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices, web browsers and application stores have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and prospects.

Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices, subscription programs and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions that could, for example, require changes to our business practices. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

Advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Many products that we sell are labeled and advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits, including, by way of example, the use of the term “natural”, “organic”, “clean conscious”, or “sustainable”, or similar synonyms or implied statements relating to such benefits. Grove’s brand as a whole is marketed using similar environmental language. The Federal Trade Commission’s (FTC) Guides For The Use Of Environmental Marketing Claims, or the “Green Guides,” or “Green Guides,” provide guidance on how to use environmental marketing claims, provide specific guidance for certain terms (e.g. “recyclable”), and recommend against using unqualified statements about environmental benefits such as “eco-friendly”. Although the FDA and the USDA each have issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term

“natural” for use in the consumer and personal care industry. This is also true for many other claims common in the clean conscious product industry.

Consumer class actions, actions from industry groups such as the National Advertising Division of the Better Business Bureau, and public enforcement actions have been brought against numerous companies that market “natural,” “sustainable,” or other ecologically conscious products or ingredients, asserting false, misleading and deceptive advertising and labeling claims.

These suits often identify ingredients or components of a product for which certain marketing claims may not be fully accurate, and claim that their presence in the product renders the statements false and deceptive. For example, some actions concerning “natural” claims have focused on the presence of genetically modified and/or synthetic ingredients or components in products, including synthetic forms of otherwise natural ingredients.

Many of our products are subject to regulatory enforcement:

•
The FDA regulates product labels and other product claims for the consumer products subject to its jurisdiction and has the authority to challenge product labels and claims that it believes are non-compliant or false or misleading, through the use of a variety of enforcement tools (e.g., Warning Letters, untitled letters, and seizure actions). In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components.

•
The FTC has the authority to challenge claims made in product advertising and requires that such claims are adequately substantiated prior to use. The FTC similarly has enforcement tools that it uses to challenge advertising claims that it deems non-compliant with the law.

•
The USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. Failure to comply with these requirements may subject us to liability or regulatory enforcement. Consumers may also pursue state law claims challenging use of the organic label as being intentionally mislabeled or misleading or deceptive to consumers.

•
In addition, certain products, including the disinfectant products, we sell may require approval from and registration with the EPA and state regulatory agencies prior to sale. Products that expressly or impliedly claim to control microorganisms that pose a threat to human health may be subject by additional regulatory scrutiny and need to be supported by additional efficacy data. Should we advertise or market these regulated products with claims that are not permitted by the terms of their registration or are otherwise false or misleading, the EPA and states may be authorized to take enforcement action to prevent the sale or distribution of disinfectant products.

State and local enforcers also have the authority to prosecute false advertising cases, including relating to environmental marketing claims. Current and potential competitors may make similar claims, which may result in litigation and inquiries from state and federal regulators and governments.

Should we become subject to actions regarding our branding or product marketing, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Moreover, any regulatory or government enforcement actions may trigger class action lawsuits under state consumer protection laws.

Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant and we may incur substantial costs remediating product claims in labeling and advertising if we are unsuccessful in defending such actions. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

False or misleading marketing claims concerning a product’s registration or its efficacy may also create the risk for challenges under federal or state law.

We may become subject to product liability claims, which could harm our reputation, financial condition, and liquidity if we are not able to successfully defend or insure against such claims.

Selling consumer product goods and personal care products involves inherent legal and other risks, and there is increasing governmental scrutiny of, and public awareness regarding, product safety. Such products are highly regulated by numerous government agencies.

Some of the products we sell or manufacture expose us to product liability claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our services also expose us to product liability claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

Adverse reactions, including illnesses, injury or death related to ingredients, allergens, or foreign material contamination in our products or other product safety incidents or efficacy failures with our products, or involving our suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions (e.g., seizure), and harm to our reputation.

Shipment of adulterated, misbranded or expired products, even if inadvertent or the fault of a third-party supplier, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of adverse reactions, ineffectiveness or other safety incidents associated with our products could also adversely affect the price and availability of affected ingredients or products, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any safety, contamination, defects, or regulatory noncompliance issues, whether or not caused by our actions, could compel us, our suppliers, our retail or ecommerce customers, or our consumers, depending on the circumstances, to conduct a recall in accordance with requests from the FDA, the Consumer Product Safety Commission, or CPSC, the USDA, the U.S. Environmental Protection Agency, or EPA, or other federal, state or local authorities. Product recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing retail or ecommerce partners or consumers, negative publicity and a potential negative impact on our ability to attract new consumers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

Companies that sell consumer and personal care products have also been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any such company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into products, as well as product substitution. Governmental regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We are subject to a number of other laws and regulations, which could impact our business.

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources, the environment and consumers. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the FDA, the CPSC, the USDA, the FTC, EPA, and by various other federal, state, local and foreign authorities regarding the manufacture, processing, packaging, storage, sale, order fulfillment, advertising, labeling, import and export of our products. In addition, we and our manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the EPA, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety, and Current Good Manufacturing Practice requirements, or GMPs, enforced by the FDA.

In addition, as the provider of products with a subscription-based element, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. California’s automatic renewal law in particular has been the basis for both consumer class actions and government enforcement.

Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. For example, in just the last year or so, California, New York, Illinois, Delaware, and Colorado all enacted more robust requirements for subscription programs.

Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with or investigations under any such laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. For example, the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices, and the Federal Trade Commission is currently investigating our billing and automatic renewal practices. We may be subject to future claims under auto-payment renewal laws and regulations that could have a material adverse effect on our business. In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our products are also subject to state laws and regulations, such as California’s Proposition 65 (“Prop 65”), which requires a specific warning on any product that causes an exposure to a substance listed by the State of California as known to cause cancer or birth defects, unless the exposure is below the warning level. We have in the past been subject to lawsuits brought under Prop 65, and if we fail to comply with Prop 65 in the future, it may result in lawsuits and regulatory enforcement that could have a material adverse effect on our reputation, business, financial condition, results of operations and prospects. Further, the inclusion of warnings on our products to comply with Prop 65 could also reduce overall consumption of our products or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, all of which could adversely affect our reputation, business, financial condition, results of operations and prospects.

These developments, depending on the outcome, could have an adverse effect on our reputation, business, financial condition, results of operations and prospects.

Changes in existing laws or regulations or related official guidance, or the adoption of new laws or regulations or guidance, may increase our costs and otherwise adversely affect our business, financial condition, results of operations and prospects.

The regulatory environment in which we operate has changed in the past and could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Similarly, in 2012, the FTC announced revisions to its Green Guides discussed above, which assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The Green Guides revisions introduced new and proscriptive guidance regarding advertisers’ use of product certifications and seals of approval, “recyclable” claims, “renewable materials” claims, “carbon offset” claims and other environmental benefit claims. In October 2021, California passed a new environmental marketing law banning recyclability claims unless a product and/or its packaging meets specifically enumerated benchmarks focused on the practical realities of the recycling process; the benchmarks, which have not yet been enumerated, may be more stringent than those currently imposed by the FTC’s Green Guides.

Although we strive to adapt our marketing efforts to evolving legal and regulatory requirements and related guidance, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subjected to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in laws, regulations, and related official agency guidance, such as the Endorsement Guides and Green Guides (or state automatic renewal laws, discussed above), could also introduce new restrictions that impair our ability to market our products effectively and place us at a competitive disadvantage with competitors who, for example, depend less than we do on environmental marketing claims and social media influencer relationships.

Moreover, any change in laws, regulations or guidance relating to manufacturing, advertising, labeling or packaging for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our business, financial condition, results of operations and prospects. New or revised government laws, regulations or guidelines could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Failure by our network of retail and ecommerce partners, suppliers or manufacturers to comply with product safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If our network of retail and ecommerce partners, suppliers or manufacturers fail to comply with environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our retail and ecommerce partners, suppliers and manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative retail or ecommerce partners, suppliers or manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the suppliers and manufacturers. As a result, our supply of products could be disrupted or our costs could increase, which could adversely affect our business, financial condition, results of operations and prospects. The failure of any partner or manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. For example, a manufacturer’s failure to meet GMPs, could result in the delivery of a product that is subject to a product recall, product liability litigation, or government investigations and enforcement. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, could have an adverse effect on our business, financial condition, results of operations and prospects.

Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate.

We are a public benefit corporation incorporated under Delaware law. As a public benefit corporation we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our Charter. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we are required to disclose to stockholders a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

While not required by Delaware law or the terms of our Charter, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by an independent organization and may change over time. Currently, we are required to recertify as a Certified B Corporation once every three years, with our next certification required by October 20, 2023. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. In balancing these interests, our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example: we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including customers, suppliers, employees and local communities, even though the changes may be costly; we may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve even though there is no immediate return to our stockholders; or in responding to a possible proposal to acquire the Company, our board of directors may be influenced by the interests of our stakeholders, including suppliers, crew members and local communities, whose interests may be different from the interests of our stockholders.

We may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, including suppliers, crew members and local communities, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.

As a Delaware public benefit corporation, our stockholders (if they, individually or collectively, own at least 2% of our outstanding capital stock or shares having at least $2 million in market value (whichever is less)) are entitled to file a derivative lawsuit claiming that our directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

We and our directors and executive officers may be subject to litigation for a variety of claims, which could harm our reputation and adversely affect our business, results of operations and financial condition.

In the ordinary course of business, we may face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding labor and employment, wage and hour, consumer protection, commercial, antitrust, alleged securities law violations or other investor claims, claims that our employees or independent contractors have wrongfully disclosed or we have wrongfully used proprietary information of our employees’ or independent contractors’ former employers and other matters, data privacy, security, consumer protection, and intellectual property infringement, acquisitions, or business practices. The number and significance of these potential claims and disputes may increase as our business expands. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation.

Our directors and executive officers may also be subject to litigation. The limitation of liability and indemnification provisions that are included in our amended and restated Charter, our amended and restated bylaws and indemnification agreements that we entered into with our directors and executive officers provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law and may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions. We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law. These insurance policies may not cover all potential claims made against our directors and executive officers, may not be available to us in the future at a reasonable rate and may not be adequate to indemnify us for all liability that may be imposed. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not harm our business, results of operations and financial condition.

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. Regardless of the outcome of any litigation, the litigation itself can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

Risks Relating to Ownership of Company Securities

The price of our Class A Common Stock and our warrants may be volatile.

The price of our Class A Common Stock and our warrants may fluctuate due to a variety of factors, including:

•	changes in the industries in which we and our customers operate;

•	variations in our operating performance and the performance of our competitors in general;

•	material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;

•	actual or anticipated fluctuations in our quarterly or annual results of operation;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Class A Common Stock available for public sale;

•	sales of shares of our Class A Common Stock by the PIPE Investors; and

•
general economic and political conditions such as recessions, interest rates, fuel prices and general inflationary pressures, foreign currency fluctuations, international tariffs, social, political, and economic risks, and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Class A Common Stock and our warrants regardless of our operating performance.

Warrants are or may become exercisable for shares of our common stock, and additional shares of our common stock may become issuable, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Public Warrants and Private Placement Warrants to purchase an aggregate of 14,750,000 shares of Class A Common Stock may become exercisable in accordance with the terms of the warrant agreement governing those securities with an exercise price of $11.50 per share. However, there is no guarantee that the Public Warrants or the Private Placement Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants and the Private Placement Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment.”

Outstanding warrants to purchase an aggregate of 923,857 shares of Class B Common Stock may become exercisable in accordance with the terms of the warrant agreements governing those securities, the forms of which have been filed as Exhibit 4.5 through Exhibit 4.12 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The exercise prices of the Legacy Grove Warrants are set forth in such warrant agreements, as subsequently adjusted pursuant to the Business Combination.

Outstanding Backstop Warrants to purchase an aggregate of 3,875,028 shares of Class A Common Stock are exercisable in accordance with the terms of the Backstop Subscription Agreement governing those securities with an exercise price of $0.01 per share.

Pursuant to the Backstop Subscription Agreement, we may be required to issue additional shares of Class A Common Stock to the Backstop Investor if the volume weighted average price of our Class A Common Stock is less than $10.00 during the 10 trading days commencing on the first trading day after our first quarterly earnings call for the fiscal quarter ending June 30, 2022 (“Additional Shares”).

To the extent any of the Public Warrants, Private Placement Warrants, Legacy Grove Warrants or Backstop Warrants are exercised, and/or the Additional Shares are issued, additional shares of Class A Common Stock will be issued or become issuable, as applicable, which will or could result in dilution to the holders of Class A Common Stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised or shares be issued, as applicable, could adversely affect the prevailing market prices of Class A Common Stock.

The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment.

The Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period, or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to holders of the Public Warrants, thereby making the Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force holders of Public Warrants to: (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so; (ii) sell the Public Warrants at the then-current market price when the holder of such Public Warrant might otherwise wish to hold their Public Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of such Public Warrants.

In addition, we may redeem the Public Warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants prior to redemption for a number of Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants. None of the Private Placement Warrants will be redeemable by us, subject to certain circumstances, so long as they are held by the Sponsor or its permitted transferees.

Our dual-class structure may impact the stock price of our Class A Common Stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly-public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual-class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not invest in our Class A Common Stock. These policies are still fairly new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We may incur debt or assume contingent or other liabilities or dilute our stockholders in connection with acquisitions or strategic alliances.

We may issue equity securities to pay for future acquisitions or strategic alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent or other liabilities in connection with acquisitions and strategic alliances, which could impose restrictions on our business operations and harm our operating results. Further, any additional equity financing, debt financing, or credit facility used for such acquisitions may not be on favorable terms, and any such financing or facility may place restrictions on our business. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may incur incremental operating losses, and we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Class A Common Stock to decline.

The sale of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As any restrictions on resale end, the market price of our Class A Common Stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A Common Stock or other securities.

In addition, Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of June 30, 2022, the aggregate number of shares of Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 24,544,031. The Compensation Committee of the Board may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of Class A Common Stock or securities convertible into or exchangeable for shares of Class A Common Stock issued pursuant to our Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock and Public Warrants are publicly traded on the NYSE under the symbols GROV and GROV.WS, respectively. We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Class A Common Stock and Public Warrants are listed on the NYSE, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, holders of our Class A Common Stock may not receive any return on investment unless such holders sells their Class A Common Stock for a price greater than that which such holder paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the Class A Common Stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, holders of our Class A Common Stock may not receive any return on an investment in our Class A Common Stock unless such holder sells the Class A Common Stock for a price greater than that which such holder paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our Class A Common Stock will rely in part on the research and reports that industry or financial analysts publish about the us or our business. We will not control these analysts. If one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combination, we now face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 or the Sarbanes-Oxley Act, including the requirements of Section 404, to the extent applicable to us, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements may increase costs and make certain activities more time consuming. It may also be more expensive to obtain director and officer liability insurance.

Delaware law and our governing documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our governing documents and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions. Among other things, our governing documents include provisions regarding:

•	a classified board of directors;

•	the dual-class structure that provides for Class B Common Stock being entitled to ten votes per share;

•
the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•
the requirement that a special meeting of stockholders may only be called by a majority of the entire Board, the Chairman of the Board, or our Chief Executive Officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	controlling the procedures for the conduct and scheduling of Board and stockholder meetings;

•
the ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management, that stockholders may consider to be in their best interests.

Our Charter designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees, or agents.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, or agent of the Company to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our Charter or Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against us governed by the internal affairs doctrine. The forgoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

These choice of forum provisions in our Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 16, 2022, Grove Collaborative issued Class A Common Stock to certain qualified institutional buyers and accredited investors that agreed to purchase such shares in connection with the Business Combination for aggregate gross proceeds of $86,075,000.

The foregoing securities were issued in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1†
Amended and Restated Agreement and Plan of Merger, dated as of March 31, 2022, by and among Virgin Group Acquisition Corp. II, Treehouse Merger Sub, Inc., Treehouse Merger Sub II, LLC and Grove Collaborative, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on April 4, 2022).

Exhibit Number	Description

3.1	Certificate of Incorporation of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

3.2	Bylaws of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on March 15, 2021).

4.2
Warrant Agreement, dated as of March 22, 2021, between Virgin Group Acquisition Corp. II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 25, 2021).

4.3
Certificate of Corporate Domestication of Virgin Group Acquisition Corp. II (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.4
Warrant Agreement, dated June 16, 2022, between Grove Collaborative Holdings, Inc. and Corvina Holdings Limited (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.5
Specimen Warrant to Purchase Shares of Common Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.6
Specimen Warrant to Purchase Shares of Common Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.7
Specimen Warrant to Purchase Shares of Common Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.7 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.8
Specimen Warrant to Purchase Shares of Common Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.8 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.9
Specimen Warrant to Purchase Shares of Series A Preferred Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.9 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.10
Specimen Warrant to Purchase Shares of Series B Preferred Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.10 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.11
Specimen Warrant to Purchase Shares of Series C Preferred Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.11 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.12
Specimen Warrant to Purchase Shares of Series D Preferred Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on December 8, 2021).

10.2	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on April 4, 2022).

10.3
Amended and Restated Registration Rights Agreement, dated as of June 16, 2022, among the Company, Virgin Group Acquisition Sponsor II, LLC, and certain other parties (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.4	Form of Sponsor Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on December 8, 2021).

10.5	Sponsor Agreement Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on April 4, 2022).

Exhibit Number	Description
10.6	Form of Support Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on December 8, 2021).

10.7	Support Agreement Amendment (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on April 4, 2022).

10.8+
Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan and forms of agreement thereunder (incorporated by reference to Annex I to the Registration Statement on Form S-4/A (File No. 001-40263), filed with the SEC on May 13, 2022).

10.9+
Grove Collaborative Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex J to the Registration Statement on Form S-4/A (File No. 001-40263), filed with the SEC on May 13, 2022).

10.10+
Form of Indemnity Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A (File No. 001-40263), filed with the SEC on May 13, 2022).

10.11+	Grove Collaborative, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.12+
Form of Stock Option Grant Notice and Option Agreement under the Grove Collaborative, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.13+
Restricted Stock Unit Agreement under the Grove Collaborative, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.14+
Form of Restricted Stock Unit Grant Notice under the Grove Collaborative, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.15†
Mezzanine Loan and Security Agreement, dated as of April 30, 2021, among Silicon Valley Bank, a California corporation, in its capacity as administrative agent and collateral agent, Silicon Valley Bank, a California corporation, as a lender, Hercules Capital, Inc., a Maryland corporation, as a lender, and Grove Collaborative, Inc., a Delaware public benefit corporation, as Borrower (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.16
First Amendment to Mezzanine Loan and Security Agreement, dated as of May 9, 2022, among Silicon Valley Bank, a California corporation, in its capacity as administrative agent and collateral agent, Silicon Valley Bank, a California corporation, as a lender, Hercules Capital, Inc., a Maryland corporation, as a lender, and Grove Collaborative, Inc., a Delaware public benefit corporation, as Borrower (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.17
Second Amendment to Mezzanine Loan and Security Agreement, dated as of June 16, 2022, among Silicon Valley Bank, a California corporation, in its capacity as administrative agent and collateral agent, Silicon Valley Bank, a California corporation, as a lender, Hercules Capital, Inc., a Maryland corporation, as a lender, and Grove Collaborative, Inc., a Delaware public benefit corporation, formerly known as Treehouse Merger Sub II, LLC, as Borrower (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.18
Second Amended and Restated Loan and Security Agreement, dated as of July 29, 2020, between Silicon Valley Bank, a California corporation and Grove Collaborative, Inc. a Delaware corporation (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.19
First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of April 30, 2021, between Silicon Valley Bank, a California corporation and Grove Collaborative, Inc. a Delaware public benefit corporation (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.20
Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 9, 2022, between Silicon Valley Bank, a California corporation and Grove Collaborative, Inc. a Delaware public benefit corporation (incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

Exhibit Number	Description
10.21
Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 16, 2022, between Silicon Valley Bank, a California corporation and Grove Collaborative, Inc. a Delaware public benefit corporation, formerly known as Treehouse Merger Sub II, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on June 23, 2022).

10.22
Standby Equity Purchase Agreement, dated as of July 18, 2022, between Grove Collaborative Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s Form S-1 (File No. 333-266197), filed with the SEC on July 18, 2022).

10.23*	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Agreement (Executive Version) under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan.

10.24*	Form of Stock Option Grant Notice and Option Agreement (Executive Version) under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
+    Indicates management contract or compensatory plan or arrangement.
†    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule of exhibit to the SEC upon request.
††    The Registrant has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2022	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer