Form 10-Q/A
period 2022-06-30
Grove Collaborative Holdings, Inc.
filed 2022-08-22
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Quarterly Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “Original Quarterly Report”).

Background of Restatement

Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) for the three and six months ended June 30, 2022, prior period misstatements were identified. The weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted (“WASO”) for the three and six months ended June 30, 2021 (collectively, the “Affected Periods”) incorrectly did not give effect to the exchange ratio as prescribed by the Merger Agreement. As a result of this error, the net loss per share attributable to common stockholders, basic and diluted was materially overstated for the Affected Periods and therefore the Original Quarterly Report should no longer be relied upon. The error had no impact on our cash balances, net loss or operating cash flows for the Affected Periods.

Internal Control Considerations

For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q/A.

Items Amended in this Amendment

This Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

• Part I, Item 1, Financial Statements
• Part I, Item 4, Controls and Procedures
• Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, this Report should be read in conjunction with the Original Quarterly Report and with our filings with the SEC subsequent to the Original Quarterly Report. This Report does not reflect events occurring after the filing of the Original Quarterly Report, and, except as expressly described above, does not modify or update any other disclosures in the Original Quarterly Report.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (As Restated)	5
	Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Deficit for the three and six months ended June 30, 2022	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30 2022 and 2021	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 4.	Controls and Procedures	53
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	84
Item 4.	Mine Safety Disclosures	84
Item 5.	Other Information	84
Item 6.	Exhibits	84
Signatures		88

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No.1 on quarterly report on Form 10-Q (this "Form 10-Q/A”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

The forward-looking statements contained in this Form 10-Q/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described under Part II, Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q/A. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q/A, those results or developments may not be indicative of results or developments in subsequent periods.

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

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (As Restated)	2022	2021 (As Restated)
Revenue, net	$79,279	$99,023	$169,758	$201,243
Cost of goods sold	40,322	49,957	88,064	99,985
Gross profit	38,957	49,066	81,694	101,258

Operating expenses:
Advertising	17,898	22,516	50,691	58,152
Product development	5,922	5,688	12,162	10,850
Selling, general and administrative	57,895	46,971	108,865	94,509
Operating loss	(42,758)	(26,109)	(90,024)	(62,253)

Interest expense	2,285	1,096	4,372	2,059
Loss on extinguishment on debt	—	1,027	—	1,027
Change in fair value of Additional Shares liability	2,015	—	2,015	—
Change in fair value of Earn-Out liability	(17,345)	—	(17,345)	—
Change in fair value of Public and Private Placement Warrants liability	(1,180)	—	(1,180)	—
Other expense, net	6,775	268	4,783	1,044
Interest and other expense (income), net	(7,450)	2,391	(7,355)	4,130
Loss before provision for income taxes	(35,308)	(28,500)	(82,669)	(66,383)
Provision for income taxes	2	16	25	28
Net loss	$(35,310)	$(28,516)	$(82,694)	$(66,411)
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(3.38)	$(3.86)	$(8.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,384,292	8,446,353	21,419,222	8,125,747
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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The Company is restating its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, included in this Amendment No. 1 on this Quarterly Report on Form 10-Q/A.
Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, prior period misstatements were identified. The weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted (“WASO”) for the three and six months ended June 30, 2021, which incorrectly did not give effect to the exchange ratio as prescribed by the Merger Agreement. Based on ASC 805-40, Reverse Acquisitions, the equity structure of the accounting acquirer should be restated for prior periods using the exchange ratio established in the acquisition

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
agreement. As a result of this error, the net loss per share attributable to common stockholders, basic and diluted, was materially overstated by $0.59 and $0.96 for the three and six months ended June 30, 2021, respectively.

The Company determined that the unaudited condensed consolidated financial statements should be restated to reflect the application of the exchange ratio to the weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted for the three and six months ended June 30, 2021. The error had no impact on previously reported cash balances, net loss or operating cash flows as of or for the three and six months ended June 30, 2021.

Impact of the Restatement

The impact of the restatement on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021, is as follows:

Condensed consolidated statement of Operations for the three months ended June 30, 2021
	As Previously Reported	Adjustments	As Restated
Net loss per share attributable to common stockholders, basic and diluted	$(3.97)	$0.59	$(3.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,182,025	1,264,328	8,446,353

Condensed consolidated statement of operations for the six months ended June 30, 2021
	As Previously Reported	Adjustments	As Restated
Net loss per share attributable to common stockholders, basic and diluted	$(9.13)	$0.96	$(8.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,277,677	848,070	8,125,747
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

These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with Legacy Grove’s financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited financial statements”) that were included in the Company’s Proxy Statement/Prospectus filed with the SEC on May 17, 2021. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $572.8 million as of June 30, 2022. The Company’s existing sources of liquidity as of June 30, 2022 include cash and cash equivalents of $132.4 million. Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred stock and contingently redeemable convertible common stock and the incurrence of debt. Upon the Closing of the Business Combination, the Company received $80.0 million in cash proceeds, net of transaction costs. The Company believes the Business Combination eliminated the substantial doubt about the Company’s ability to continue as a going concern from at least one year after the date of issuance of this quarterly report on Form 10-Q/A (the “Quarterly Report”). Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of reserves amounts for the Company’s inventories on hand, useful life of intangible assets, sales returns and allowances and certain assumptions used in the valuation of equity awards, the estimated fair value of common stock liability classified Public and Private Placement warrants, the fair value of Earn-Out liabilities, and Additional Shares related to the Backstop Subscription Agreement and stock-based compensation expense. Actual results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
A contract with a customer exists when the customer submits an order online for the Company’s products. Under this arrangement, there is one performance obligation which is the obligation for the Company to fulfill the order. Product revenue is recognized when control of the goods is transferred to the customer, which occurs upon the Company’s delivery to a third-party carrier.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3.    Recapitalization

As discussed in Note 1, Description of Business, on the Closing Date, VGAC II completed the acquisition of Legacy Grove and acquired 100% of Legacy Grove’s shares and Legacy Grove received gross proceeds of $97.1 million, which includes proceeds from issuance of common stock upon the consummation of the Business Combination, including the Backstop Tranche 2 shares, and proceeds from the PIPE investment (as defined below). The Company recorded $23.8 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. Transaction costs were allocated on a relative fair value basis between the issuance of common stock, Public and Private Placement Warrants, Grove Earn-Out Shares, Downside Protection feature and Backstop Warrants (as defined below). Direct and incremental transaction costs allocated to equity-classified instruments have been recorded within equity as an offset against proceeds upon accounting for the consummation of the Business Combination in the condensed consolidated financial statements. Direct and incremental transaction costs allocated to liability-classified equity instruments were expensed in the condensed consolidated financial statements and included in other expense, net in the condensed consolidated statements of operations. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. On the Closing Date, each holder of Legacy Grove common stock received approximately 1.1760 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 8, Convertible Preferred Stock and Note 9, Common Stock and Warrants for additional details of the Company's equity balances prior to and subsequent to the Business Combination.

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
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
11.    Net Loss Per Share Attributable to Common Stockholders
The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible preferred stock	—	115,287,015	—	115,287,015
Contingently redeemable convertible common stock	—	—	—	—
Common stock options	24,635,687	27,646,468	24,635,687	27,646,468
Restricted stock units	5,107,395	—	5,107,395	—
Convertible preferred stock warrants	—	735,760	—	735,760
Common stock warrants	923,857	974,350	923,857	974,350
Private and Public Placement Warrants	14,750,000	—	14,750,000	—
Earn-Out Shares	13,999,960	—	13,999,960	—
Shares subject to repurchase	—	320,589	—	320,589
Total	59,416,899	144,964,182	59,416,899	144,964,182
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Registration Statement filed on May 17, 2022, including the audited financial statements of Grove Collaborative, Inc. (referred to as “Legacy Grove” herein) as of December 31, 2019, 2020 and 2021 and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Amendment No. 1 on Form 10-Q/A.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” of this Amendment No. 1 on Form 10-Q/A, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the "Grove," “we,” “us,” and “our” refer to Grove Collaborative Holding, Inc., a Delaware corporation formerly known as Virgin Group Acquisition Corp. II., and its consolidated subsidiary. References to Virgin Group Acquisition Corp. II. or "VGAC II" refer to the Company prior to the consummation of the Business Combination.
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
Key Operating and Financial Metrics
In addition to our financial statements, included elsewhere in this Form 10-Q/A, we assess the performance of our overall business based on the following metrics and measures, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
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

Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least one year past the date these condensed consolidated financial statements are available to be issued. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations in the future as we continue to invest in advertising and other strategic incentives planned for future growth. Cash from operations could also be affected by our customers and other risks detailed in the section of our titled “Risk Factors.” As a result, we will need additional capital resources to execute strategic initiatives and fund our operations, prior to achieving break even or positive operating cash flow. We expect to continue to opportunistically seek access to additional funds by utilizing the Purchase Agreement, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Material Weakness
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by the Amendment No. 1 on Quarterly Report on Form 10-Q/A, pursuant to Rule 13a-15(b) under the Exchange Act. The
Company’s Certifying Officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2022.

The material weakness was due to a design deficiency within the financial statement tie-out preparation and review control which failed to prevent the misstatement of the weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted (“WASO”) for the three and six months ended June 30, 2021 (collectively, the “Affected Periods”), which incorrectly did not give effect to the exchange ratio as prescribed by the Merger Agreement. As a result of this error, the net loss per share attributable to common stockholders, basic and diluted was materially overstated for the Affected Periods and therefore resulted in a restatement of these financial statements to correct the loss per share amounts for the Affected Periods as described in the Explanatory Note to this Quarterly Report.
Remediation Plans

In light of the restatement of our financial statements included in this amendment, we plan to immediately implement additional control attributes within our existing financial statement review control for the tie out of our consolidated financial statements, including retaining evidence of preparer and their related tie-out procedures and second level reviewer, including review steps taken by the second level reviewer to ensure the preparer has completed all required tie-out procedures in accordance with this control. Management is currently still in the process of implementing this set of formalized remediation procedures to address the control deficiency that led to the material weakness.

We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures.
(b) Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2022, there has been a change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The circumstances that led to the restatement of our financial statements described in this Amendment No. 1 on Quarterly Report on Form 10-Q/A have been identified. See “Material Weakness” and "Remediation Plans” in this section Item 4(a). Controls and Procedures for further discussion of this finding.
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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, as a result of the restatement of our unaudited financial information for the three and six months ended June 30, 2021. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material error in our annual or interim financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of June 30, 2022. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of June 30, 2022. This determination was made as a result of a misstatement identified for the three and six months ended June 30, 2021 in which the weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted for the three and six months ended June 30, 2021 (collectively, the “Affected Periods”), incorrectly did not give effect to the exchange ratio as prescribed by the Agreement and Plan of Merger, dated December 7, 2021, amended and restated on March 31, 2022, among Virgin Group Acquisition Corp. II, Treehouse Merger Sub, Inc., Treehouse Merger Sub II, LLC, and Grove Collaborative, Inc. As a result of this error, the net loss per share attributable to common stockholders, basic and diluted was materially overstated for the Affected Periods. The error had no impact on our cash balances, net loss or operating cash flows for the Affected Periods. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness. We cannot provide any assurances that the measures that we have taken and are planning to take will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.

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

Exhibit Number	Description
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

10.23	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Agreement (Executive Version) under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan.

10.24	Form of Stock Option Grant Notice and Option Agreement (Executive Version) under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: August 22, 2022	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer