Form 10-Q
period 2022-09-30
Grove Collaborative Holdings, Inc.
filed 2022-11-10
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 86,370,812 shares of Class A common stock and 80,627,804 shares of Class B common stock as of November 4, 2022.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52
Item 4.	Controls and Procedures	53
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities	82
Item 4.	Mine Safety Disclosures	82
Item 5.	Other Information	83
Item 6.	Exhibits	84
Signatures		87

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this "Form 10-Q”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

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

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,791	$78,376
Inventory, net	56,045	54,453
Prepaid expenses and other current assets	7,240	8,104
Total current assets	167,076	140,933
Property and equipment, net	15,390	15,932
Operating lease right-of-use assets	18,628	21,214
Other long-term assets	2,097	4,394
Total assets	$203,191	$182,473
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,642	$21,346
Accrued expenses	35,809	20,651
Deferred revenue	10,816	11,267
Operating lease liabilities, current	3,820	3,550
Other current liabilities	863	1,650
Debt, current	28,447	10,750
Total current liabilities	93,397	69,214
Debt, noncurrent	37,773	56,183
Operating lease liabilities, noncurrent	17,089	20,029
Derivative liabilities	27,737	—
Other long-term liabilities	2,160	5,408
Total liabilities	178,156	150,834
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value – 100,000,000 and 115,527,580 shares authorized at September 30, 2022 and December 31, 2021, respectively; no and 114,795,034 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	487,918
Stockholders’ equity (deficit):
Common stock - Class A shares, $0.0001 par value – 600,000,000 shares authorized at September 30, 2022 and no shares authorized at December 31, 2021; 70,039,246 and no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; Class B shares, $0.0001 par value – 200,000,000 and 194,046,918 shares authorized at September 30, 2022 and December 31, 2021, respectively; 96,181,701 and 9,368,167 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	16	1
Additional paid-in capital	590,194	33,863
Accumulated deficit	(565,175)	(490,143)
Total stockholders’ equity (deficit)	25,035	(456,279)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$203,191	$182,473
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$77,733	$95,178	$247,491	$296,421
Cost of goods sold	39,566	47,194	127,630	147,179
Gross profit	38,167	47,984	119,861	149,242

Operating expenses:
Advertising	8,668	32,459	59,359	90,611
Product development	5,765	5,586	17,927	16,436
Selling, general and administrative	46,295	46,100	155,160	140,609
Operating loss	(22,561)	(36,161)	(112,585)	(98,414)

Interest expense	2,546	1,213	6,918	3,272
Loss on extinguishment on debt	—	—	—	1,027
Change in fair value of Additional Shares liability	(1,045)	—	970	—
Change in fair value of Earn-Out liability	(28,791)	—	(46,136)	—
Change in fair value of Public and Private Placement Warrants liability	(2,803)	—	(3,983)	—
Other expense, net	(140)	113	4,643	1,157
Interest and other expense (income), net	(30,233)	1,326	(37,588)	5,456
Income (loss) before provision for income taxes	7,672	(37,487)	(74,997)	(103,870)
Provision for income taxes	10	11	35	39
Net income (loss)	$7,662	$(37,498)	$(75,032)	$(103,909)
Net income (loss) per share attributable to common stockholders, basic	$0.05	$(4.24)	$(1.13)	$(12.42)
Net income (loss) per share attributable to common stockholders, diluted	$0.05	$(4.24)	$(1.13)	$(12.42)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	154,995,402	8,837,011	66,393,538	8,366,464
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	166,104,259	8,837,011	66,393,538	8,366,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Convertible Preferred Stock		Contingently Redeemable Convertible Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2022 (Unaudited)	—	—	—	—	162,870	16	564,343	(572,837)	(8,478)
Issuance of shares under ELOC Agreement	—	—	—	—	41	—	138	—	138
Issuance of shares to settle Additional Shares Liability	—	—	—	—	3,275	—	16,310	—	16,310
Incremental direct transaction costs related to the Business Combination	—	—	—	—	—	—	(513)	—	(513)
Issuance of common stock upon exercise of stock options	—	—	—	—	11	—	21	—	21
Issuance of common stock upon exercise of warrants	—	—	—	—	24	—	12	—	12
Stock-based compensation	—	—	—	—	—	—	9,883	—	9,883
Net income	—	—	—	—	—	—	—	7,662	7,662
Balances at September 30, 2022 (Unaudited)	—	$—	—	$—	166,221	$16	$590,194	$(565,175)	$25,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Convertible Preferred Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at June 30, 2021 (Unaudited)	97,611	$487,918	7,516	$1	$25,382	$(420,658)	$(395,275)
Recapitalization	17,184	—	1,323	—	—	—	—
Balances at June 30, 2021 (Unaudited)	114,795	487,918	8,839	1	25,382	(420,658)	(395,275)
Issuance of common stock upon exercise of stock options	—	—	59	—	74	—	74
Vesting of early exercise of options	—	—	—	—	168	—	168
Issuance of common stock upon exercise of warrants	—	—	286	—	150	—	150
Stock-based compensation	—	—	—	—	3,663	—	3,663
Net loss	—	—	—	—	—	(37,498)	(37,498)
Balances at September 30, 2021 (Unaudited)	114,795	$487,918	9,184	$1	$29,437	$(458,156)	$(428,718)
(1) The shares of the Company’s common and convertible preferred stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement as described in Note 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	97,611	$487,918	—	$—	7,966	$1	$33,863	$(490,143)	$(456,279)
Recapitalization	17,184	—	—	—	1,402	—	—	—	—
Balances at December 31, 2021	114,795	487,918	—	—	9,368	1	33,863	(490,143)	(456,279)
Issuance of preferred stock and common stock upon exercise of warrants	168	989	—	—	180	—	12	—	12
Conversion of preferred stock warrant liability to common stock warrants	—	—	—	—	—	—	2,182	—	2,182
Convertible preferred stock and contingently redeemable common stock conversion	(114,963)	(488,907)	(2,750)	(27,473)	118,205	12	516,368	—	516,380
Issuance of common stock in connection with Business Combination, net of $17.6 million in transaction costs	—	—	—	—	20,921	2	79,466	—	79,468
Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants recognized upon Business Combination	—	—	—	—	—	—	(93,196)	—	(93,196)
Issuance of Earn-Out Shares	—	—	—	—	14,000	1	—	—	1
Issuance of Class A common stock issued to employees, net of withholding taxes	—	—	—	—	32	—	(96)	—	(96)
Issuance of convertible common stock	—	—	2,750	27,473	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	216	—	354	—	354
Vesting of early exercised options	—	—	—	—	—	—	125	—	125
Repurchase of early exercise of options	—	—	—	—	(17)	—	—	—	—
Issuance of shares under ELOC Agreement	—	—	—	—	41	—	138	—	138
Issuance of shares to settle Additional Shares Liability	—	—	—	—	3,275	—	16,310	—	16,310
Stock-based compensation	—	—	—	—	—	—	34,668	—	34,668
Net loss	—	—	—	—	—	—	—	(75,032)	(75,032)
Balances at September 30, 2022 (Unaudited)	—	$—	—	$—	166,221	$16	$590,194	$(565,175)	$25,035
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

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Convertible Preferred Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	97,611	$487,918	7,200	$1	$14,605	$(354,247)	$(339,641)
Recapitalization	17,184	—	1,268	—	—	—	—
Balances at December 31, 2020	114,795	487,918	8,468	1	14,605	(354,247)	(339,641)
Issuance of common stock for services	—	—	4	—	49	—	49
Issuance of common stock upon exercise of stock options	—	—	581	—	591	—	591
Issuance of common stock upon exercise of warrants	—	—	286	—	150	—	150
Vesting of early exercise of options	—	—	—	—	1,413	—	1,413
Repurchase of early exercised options	—	—	(155)	—	—	—	—
Issuance of common stock warrants	—	—	—	—	1,622	—	1,622
Stock-based compensation	—	—	—	—	11,007	—	11,007
Net loss	—	—	—	—	—	(103,909)	(103,909)
Balances at September 30, 2021 (Unaudited)	114,795	$487,918	9,184	$1	$29,437	$(458,156)	$(428,718)
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

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(75,032)	$(103,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Remeasurement of convertible preferred stock warrant liability	(1,616)	1,526
Stock-based compensation	34,348	10,858
Depreciation and amortization	4,291	3,633
Changes in fair value of derivative liabilities	(49,149)	—
Transaction costs allocated to derivative liabilities upon Business Combination	6,873	—
Non-cash interest expense	447	509
Inventory reserve	3,540	1,933
Loss on extinguishment of debt	—	1,027
Other non-cash expenses	170	396
Changes in operating assets and liabilities:
Inventory	(5,132)	(14,819)
Prepaids and other assets	715	(2,081)
Accounts payable	(7,550)	7,400
Accrued expenses	(1,826)	5,431
Deferred revenue	(451)	159
Operating lease right-of-use assets and liabilities	(84)	62
Other liabilities	909	(878)
Net cash used in operating activities	(89,547)	(88,753)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,580)	(4,268)
Net cash used in investing activities	(3,580)	(4,268)

Cash Flows from Financing Activities
Proceeds from issuance of common stock upon Closing of Business Combination	97,100	—
Proceeds from issuance of contingently redeemable convertible common stock	27,500	—
Proceeds from issuance of shares under the ELOC Agreement	138	—
Payment of transaction costs related to the Closing of the Business Combination, the ELOC Agreement and convertible preferred stock issuance costs	(5,358)	(340)
Proceeds from the issuance of debt	—	50,000
Repayment of debt	(865)	(21,523)
Payment of debt issuance costs	(211)	(375)
Payment of debt extinguishment	—	(2,499)
Proceeds from exercise of stock options, net of withholding taxes paid related to common stock issued to employees, and warrants	270	749
Repurchase of common stock	(32)	(297)
Net cash provided by financing activities	118,542	25,715

Net increase (decrease) in cash and cash equivalents	25,415	(67,306)
Cash and cash equivalents at beginning of period	78,376	176,523
Cash and cash equivalents at end of period	$103,791	$109,217

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$64	$52
Cash paid for interest	4,803	3,285
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$91	$102
Conversion of contingently redeemable convertible common stock and preferred stock to common stock	516,365	—
Assumption of derivative liabilities upon Business Combination	93,196	—
Reclassification of Grove's preferred stock warrant liability to equity	2,182	—
Net exercise of preferred stock warrants	989	—
Settlement of Additional Shares liability	16,310	—
Transaction costs and convertible preferred stock included in accounts payable and accrued liabilities	18,799	1,198
Vesting of early exercised stock options	125	1,413
Initial measurement of common stock warrants recorded as debt fees	—	1,622

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

These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
be read in conjunction with Legacy Grove’s financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited financial statements”) that were included in the Company’s Proxy Statement/Prospectus filed with the SEC on May 17, 2021. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $565.2 million as of September 30, 2022. The Company’s existing sources of liquidity as of September 30, 2022 include cash and cash equivalents of $103.8 million. Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred stock and contingently redeemable convertible common stock and the incurrence of debt. Upon the Closing of the Business Combination, the Company received $72.6 million in cash proceeds, net of transaction costs. The Company believes the Business Combination eliminated the substantial doubt about the Company’s ability to continue as a going concern from at least one year after the date of issuance of this quarterly report on Form 10-Q (the “Quarterly Report”). Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

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

Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ deficit. The Company’s net income (loss) was equal to its comprehensive loss for all periods presented.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The Company depends on a limited number of vendors to supply products sold by the Company. For the three and nine months ended September 30, 2022 and 2021, the Company’s top five suppliers combined represented approximately 50% of the Company’s total inventory purchases.

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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of September 30, 2022 and December 31, 2021 the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was $0.1 million.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net:
Grove Brands	$36,425	$45,762	$121,489	$145,516
Third-party products	41,308	49,416	126,002	150,905
Total revenue, net	$77,733	$95,178	$247,491	$296,421
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue and other current liabilities were $10.8 million and $0.3 million, respectively, as of September 30, 2022 and $11.3 million and $0.3 million, respectively, as of December 31, 2021. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the nine months ended September 30, 2022 that was previously included in deferred revenue and other current liabilities as of December 31, 2021 was $10.9 million and $0.2 million, respectively.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Customer Referral Credits
The Company has a customer referral program under which credits are issued for future purchases to customers when the referral results in the generation of a new customer order. The Company records a liability at the time of issuing the credit and reduce the liability upon application of the credit to a customer’s purchase. The liability for customer referral credits was $0.1 million as of September 30, 2022 and December 31, 2021 and is included within other current liabilities in the condensed consolidated balance sheets.

Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, the Company recorded fulfillment costs of $19.5 million and $23.5 million, respectively, which included $12.3 million and $14.3 million in shipping and handling expenses, respectively, and $4.3 million and $5.7 million in Fulfillment Labor, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded fulfillment costs of $64.2 million and $72.5 million, respectively, which included $39.4 million and $43.2 million in shipping and handling expenses, respectively, and $15.4 million and $17.8 million in Fulfillment Labor, respectively. The Company's gross profit may not be comparable to other retailers or distributors.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3.    Recapitalization

As discussed in Note 1, Description of Business, on the Closing Date, VGAC II completed the acquisition of Legacy Grove and acquired 100% of Legacy Grove’s shares and Legacy Grove received gross proceeds of $97.1 million, which includes proceeds from issuance of common stock upon the consummation of the Business Combination, including the Backstop Tranche 2 shares, and proceeds from the PIPE investment (as defined below). The Company recorded $24.5 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. Transaction costs were allocated on a relative fair value basis between the issuance of common stock, Public and Private Placement Warrants, Grove Earn-Out Shares, Downside Protection feature and Backstop Warrants (as defined below). Direct and incremental transaction costs allocated to equity-classified instruments have been recorded within equity as an offset against proceeds upon accounting for the consummation of the Business Combination in the condensed consolidated financial statements. Direct and incremental transaction costs allocated to liability-classified equity instruments were expensed in the condensed consolidated financial statements and included in other expense, net in the condensed consolidated statements of operations. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. On the Closing Date, each holder of Legacy Grove common stock received approximately 1.1760 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 8, Convertible Preferred Stock and Note 9, Common Stock and Warrants for additional details of the Company's equity balances prior to and subsequent to the Business Combination.

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

If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815 and it will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of September 30, 2022, the Company did not meet any Earn-Out thresholds.

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

Backstop Financing

On March 31, 2022, VGAC II entered into a subscription agreement (the “Backstop Subscription Agreement”) with Corvina Holdings Limited (the “Backstop Investor”) and Legacy Grove. As part of the Backstop Subscription Agreement, the Backstop Investor subscribed for and purchased 2,338,352 shares of Legacy Grove Common Stock (the “Backstop Tranche 1 Shares”) for aggregate proceeds of $27,500,000. The Company initially classified the Backstop Tranche 1 Shares as mezzanine (or temporary) equity on its balance sheet because the Backstop Tranche 1 Shares were contingently redeemable upon the occurrence of certain events not solely within the control of the Company that allow for the effective redemption of such shares in cash at the option of the holder. Upon Closing of the Business Combination, the Backstop Tranche 1 Shares were converted into 2,750,000 shares of Class A Common Stock and the Tranche 1 Shares were no longer contingently redeemable. The Company has classified these shares in permanent equity on its balance sheet at September 30, 2022.

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

The Backstop Subscription Agreement also provided that the Company would issue additional shares of Class A common stock to the Backstop Investor for Backstop Tranche 1 Shares and Backstop Tranche 2 Shares if the volume weighted average price of Class A common stock was less than $10.00 during the 10 trading days commencing on the first trading date after the Company’s first quarterly earnings call for the fiscal quarter ended June 30, 2022 (“Additional Shares”). In August 2022, the Company settled this obligation by issuing 3,275,182 shares of Class A common stock to the Backstop Investor.

As part of the Backstop Subscription Agreement, the Company issued to the Backstop Investor 3,875,028 warrants to purchase New Grove Class A Common Stock (each warrant exercisable to purchase one share of New Grove Class A Common Stock for $0.01) (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. The Backstop Warrants were recorded in equity on the Company’s balance sheet at September 30, 2022.

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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt and convertible preferred stock warrant liability, Additional Shares, Earn-Out Shares and Public and Private Placement Warrants. Cash equivalents, convertible preferred stock warrant liability, Earn-Out Shares and Public and Private Placement Warrant are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates prevailing market rate.

The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. Private Placement Warrants are classified as Level 2 as the fair value approximates the fair value of the Public Warrants. The Private Placement Warrants are identical to the Public Warrants, with certain exception discussed in Note 9, Common Stock and Warrants. The Earn-Out Shares are classified as Level 3 and their fair values were estimated using a Monte Carlo options pricing model utilizing assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption based on the implied common stock volatilities of a set of publicly traded peer companies. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$102,094	$—	$—	$102,094
Total	$102,094	$—	$—	$102,094
Financial Liabilities:
Earn-Out Shares	—	—	24,345	24,345
Public Warrants	1,851	—	—	1,851
Private Placement Warrants	—	1,541	—	1,541
Total	$1,851	$1,541	$24,345	$27,737

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

The following table provides a summary of changes in the estimated fair value of the Additional Shares liability (in thousands):

Balance at December 31, 2021	$—
Assumption of Additional Shares liability	15,340
Change in fair value	970
Settlement of Additional Shares liability	(16,310)
Balance at September 30, 2022	$—
Earn-Out Shares

At Closing of the Mergers, certain Earn-Out Shares were accounted for as a liability totaling $70.5 million. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.

The following table provides a summary of changes in the estimated fair value of the Earn-Out liability (in thousands):

Balance at December 31, 2021	$—
Assumption of Earn-Out liability	70,481
Change in fair value	(46,136)
Balance at September 30, 2022	$24,345

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Private Placement and Public Warrant Liabilities

As of September 30, 2022, the Company has Private Placement and Public Warrants defined and discussed in Note 9, Common Stock and Warrants. Such warrants are measured at fair value on a recurring basis.

The following table provides a summary of changes in the estimated fair value of the Private Placement Warrants and Public Warrants (in thousands):

	Private Placement Warrants	Public Warrants
Balance at December 31, 2021	$—	$—
Assumption of Private Placement and Public Warrants	3,350	4,025
Changes in fair value	(1,809)	(2,174)
Balance at September 30, 2022	$1,541	$1,851

Convertible Preferred Stock Warrant Liability
The fair value of the preferred stock warrant liability is determined using the Black-Scholes option pricing model, which involve inherent uncertainties and the application of management’s judgment. The following table provides a summary of changes in the estimated fair value of the preferred stock warrant liability (in thousands):

Balance at December 31, 2021	$4,787
Change in fair value	(1,616)
Net exercise of preferred stock warrants	(989)
Balance before reclassification immediately prior to the Business Combination	2,182
Reclassification to additional paid-in capital	(2,182)
Balance at September 30, 2022	$—

The Company recorded a gain of $1.6 million and a loss of $1.5 million on remeasurement of preferred stock warrant liability for the nine months ended September 30, 2022 and 2021, respectively. With the closing of the Business Combination, unexercised preferred stock warrants were converted into warrants of the Company to purchase shares of common stock and the preferred stock warrant liability is reclassified to additional paid-in capital.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
5.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Inventory purchases	$2,685	$4,659
Compensation and benefits	2,944	2,072
Advertising costs	1,058	2,363
Fulfillment costs	2,209	1,120
Sales taxes	1,544	1,812
Transaction costs	18,764	1,846
Other accrued expenses	6,605	6,779
Total accrued expenses	$35,809	$20,651

6.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Silicon Valley Bank Loan Revolver	$5,947	$5,947
Silicon Valley Bank and Hercules Mezzanine Term Loan	59,383	59,237
Atel Loan Facility Draw 3	751	1,489
Atel Loan Facility Draw 4	139	260
Total debt	66,220	66,933
Less: debt, current	(28,447)	(10,750)
Total debt, noncurrent	$37,773	$56,183
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
In April 2021, the Company entered into an amendment to the SVB Loan Facility, which incurs a facility fee of 0.20% per annum assessed on the daily average undrawn portion of revolving line of credit. In addition, the Loan Revolver letter of credit sublimit increased to $10.0 million and the Loan Revolver borrowing capacity increased to 65% of eligible inventory balances. The Loan Revolver borrowing capacity is reduced by outstanding letters of credit and credit available to the Company from certain credit card facilities, which amounted to $3.1 million and $1.5 million, respectively as of September 30, 2022. The amended Loan Revolver bears an interest rate equal to the greater of prime rate or 3.25% per annum and matures on March 31, 2023. Interest on the Loan Revolver is payable monthly in arrears.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
As of September 30, 2022, the Company was in compliance with all covenants and had $5.9 million outstanding under the revolving line of credit, with an effective interest rate of 5.60%.
Silicon Valley Bank and Hercules Loan Facility
In April 2021, the Company entered into a Mezzanine Loan and Security Agreement (“SVB and Hercules Loan Facility”) with SVB and Hercules Capital, Inc. (“Hercules”). The availability period ran from the effective date until June 30, 2022, provides for advances of up to $60.0 million. In April 2021, the Company drew $25.0 million, which it used to directly settle the amounts outstanding under the SVB Term Loan. In September and December 2021, the Company drew down the remaining additional borrowings of $25.0 million and $10.0 million, respectively. The SVB and Hercules Loan Facility bears an annual interest at the greater of 8.75% or prime plus 5.5%, payable monthly. The principal repayment period commences on November 1, 2022 and continues for 30 monthly installments with an additional final payment equal to 6.75% of the aggregate term loan advances. SVB and Hercules have committed to fund 51.0% and 49.0%, respectively, of all draws made under the SVB and Hercules Loan Facility.

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
As of September 30, 2022, the Company had an aggregate of $60.0 million outstanding under the SVB and Hercules Loan Facility, excluding unamortized debt issuance cost, with effective interest rates ranging from 15.78% to 18.83%. As of September 30, 2022, the Company was in compliance with all covenants.
Atel Loan Facility
In July 2018, the Company entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) for funding of machinery and warehouse equipment that will become collateral. The loan agreement contains customary events of default.
As of September 30, 2022, the Company had $0.8 million outstanding on its third draw and $0.1 million outstanding on its fourth draw, which mature in April 2023 and May 2023, respectively. The effective interest rates on the loans are 19.23%. By the end of the equal monthly installments of principal and interest, the principal under each loan will be fully repaid.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of September 30, 2022 and December 31, 2021, the Company had obligations to purchase $17.9 million and $36.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $3.1 million as of September 30, 2022 and December 31, 2021 related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.
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
Conversion

At the closing of the Business Combination, all series of convertible preferred stock of Legacy Grove were converted on an as-converted basis to the Company’s Class B common stock at an exchange ratio of approximately 1.1760. As of September 30, 2022, no shares of convertible preferred stock were outstanding.

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

The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to number of voting rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock any time at the option of the holder, and is automatically converted into one share of Class A common stock upon transfer (except for certain permitted transfers). Once converted into Class A common stock, the Class B common stock will not be reissued. The Company’s Board of Directors has the authority to issue shares of the Preferred Stock in one or more series and to determine the voting rights, designations, powers, preferences, other rights and restrictions of each such series of shares. As of September 30, 2022, no shares of preferred stock were issued and outstanding.

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

Subsequent to the Closing of the Business Combination, the Private Placement and Public Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the private placement warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets and amounted to $3.4 million as of September 30, 2022.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of September 30, 2022, the following Warrants were outstanding:

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

Standby Equity Purchase Agreement

On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months. The Company may, from time to time and at its sole discretion, direct the SEPA Investor to purchase Class A common stock in accordance with certain dollar thresholds as determined within the SEPA. The purchase price per share for Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of September 30, 2022, the Company has sold 40,833 shares under the SEPA for total gross proceeds of $0.1 million. As of September 30, 2022, there were 32,516,831 shares available to be sold to Yorkville under the SEPA.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2022		December 31, 2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Convertible preferred stock	—	—	—	115,287,015
Convertible preferred stock warrants	—	—	—	735,760
Private Placement Warrants	6,700,000	—	—	—
Public Warrants	8,050,000	—	—	—
Backstop Warrants	3,875,028	—	—	—
Common Stock Warrants	—	900,147	—	688,349
Outstanding Stock Options	9,225,954	14,942,882	—	27,882,520
Outstanding Restricted Stock Units	4,252,388	1,045,063	—	1,777,183
Remaining Shares available for issuance under 2016 Equity Incentive Plan	—	—	—	1,070,974
Remaining Shares available for issuance under 2022 Equity Incentive Plan	25,403,278	—	—	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	3,274,070	—	—	—
Total shares of common stock reserved	60,780,718	16,888,092	—	147,441,801

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
Stock option activity under the 2016 Plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2021	23,708,957	$3.05	7.99	$125,429
Recapitalization	4,173,563	(0.46)
Balance – December 31, 2021	27,882,520	2.59	7.99	125,429
Exercised	(216,856)	1.61
Cancelled/forfeited	(3,496,828)	3.30
Balance – September 30, 2022	24,168,836	2.50	6.67	12,319
Options vested and exercisable – September 30, 2022	16,796,373	$2.50	5.98	$11,863
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 was $3.71 per share. No options were granted during the nine months ended September 30, 2022. The total grant date fair value of options that vested during the nine months ended September 30, 2022 and 2021 was $10.2 million and $9.4 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $1.0 million and $2.6 million, respectively. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Early Exercise of Employee Options
The Company allows certain employees to exercise options granted under the Plan prior to vesting in exchange for shares of restricted common stock. The unvested shares, upon termination of employment, are subject to repurchase by the Company at the original purchase price. The proceeds are recorded in other current liabilities in the consolidated balance sheets at the time of the early exercise of stock options and reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses (i.e., as the underlying stock options vest). No and

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
11,025 shares of common stock were issued due to early exercise of unvested stock options during the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the aggregate price of the restricted common stock subject to repurchase was zero and $0.2 million, respectively. A summary of the restricted common stock is as follows:

	Number of Options	Weighted–Average Exercise Price
Outstanding and unvested as of December 31, 2021	69,513	$2.25
Recapitalization	12,237	(0.33)
Outstanding and unvested as of December 31, 2021	81,750	1.92
Vested	(65,211)	1.92
Repurchase of early exercise	(16,539)	1.92
Outstanding and unvested as of September 30, 2022	—	$—

Determination of Fair Value
The fair value of stock option awards granted to employees was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Fair value of common stock	$6.91	$5.06 – $6.91
Expected term (in years)	5.64 – 6.10	5.00 – 6.28
Volatility	65.74% – 65.96%	62.33% – 75.19%
Risk-free interest rate	0.81% – 0.88%	0.50% – 1.16%
Dividend yield	—	—
Market-Based Stock Options

In February 2021, the Company granted 1,017,170 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $3.77 per share. 100% of awards vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of September 30, 2022, the market-based vesting criteria had not been met.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Performance-Based Restricted Stock Units
Performance-based restricted stock units activity under the 2016 Plan is as follows:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2021	1,511,191	$8.62
Recapitalization	265,992	(1.29)
Unvested – December 31, 2021	1,777,183	7.33
Granted	4,748,063	5.93
Vested	(1,244,537)	5.94
Cancelled/forfeited	(1,227,795)	6.69
Balance – September 30, 2022	4,052,914	6.15
Vested but unissued – September 30, 2022	1,244,537	$5.94

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
Equity Award Modifications

During the nine months ended September 30, 2022, the Company modified options held by former and existing employees to accelerate vesting and to extend the post termination exercise period of the awards from 60 days to 1, 2 or 10 years after termination, as well as accelerated the vesting of certain RSUs. The modifications resulted in modification expenses of $0.5 million and $2.2 million during the three and nine months ended September 30, 2022, respectively.

On September 26, 2022, the Company’s Board of Directors approved a stock option exchange to permit certain employee and non-employee option holders, subject to specified conditions, to exchange some or all of their outstanding options to purchase shares of the Company's common stock for a lesser amount of RSUs to be issued under the 2022 Plan (the “Option Exchange”). The Option Exchange was completed in October 2022, see Note 12, Subsequent Events.

Stock-Based Compensation Expense
For the three months ended September 30, 2022 and 2021, the Company recognized a total of $9.8 million and $3.6 million of stock-based compensation expense, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized a total of $34.3 million and $10.9 million of stock-based compensation expense, respectively. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of September 30, 2022, the total unrecognized compensation expense related to unvested options and RSUs was $33.3 million, which the Company expects to recognize over an estimated weighted average period of 2.2 years.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
11.    Net income (Loss) Per Share Attributable to Common Stockholders

The following table presents calculation of basic and diluted loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss), basic and diluted	$7,662	$(37,498)	$(75,032)	$(103,909)
Net income (loss) per share attributable to common stockholders, basic	$0.05	$(4.24)	$(1.13)	$(12.42)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	154,995,402	8,837,011	66,393,538	8,366,464
Effect of dilutive common stock options outstanding	10,234,953	—	—	—
Effect of dilutive RSUs outstanding	554,947	—	—	—
Effect of dilutive common stock warrants outstanding	318,957	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	166,104,259	8,837,011	66,393,538	8,366,464

Net income (loss) per share attributable to common stockholders, diluted	$0.05	$(4.24)	$(1.13)	$(12.42)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible preferred stock	—	115,287,015	—	115,287,015
Common stock options	8,099,055	27,718,087	24,168,836	27,718,087
Restricted stock units	303,643	640,348	4,052,914	640,348
Convertible preferred stock warrants	—	735,760	—	735,760
Common stock warrants	403,700	688,349	900,147	688,349
Private and Public Placement Warrants	14,750,000	—	14,750,000	—
Earn-Out Shares	13,999,960	—	13,999,960	—
Shares subject to repurchase	—	198,414	—	198,414
Total	37,556,358	145,267,973	57,871,857	145,267,973

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
12.    Subsequent Events

In October 2022, the Company’s Board of Directors approved the exchange of 12,977,484 options, with a weighted average exercise price of $3.24 for 9,582,252 RSUs due to the Option Exchange. The Company is currently assessing the accounting treatment and related impacts from the Option Exchange.
The Company sold 698,992 shares of Class A common stock to Yorkville under the SEPA discussed in Note 9 for gross proceeds of $2.3 million which settled on October 3, 2022.

On November 10, 2022, the Company entered into a subscription agreement (the “HGI Subscription Agreement”) with HCI Grove LLC (“HGI”), pursuant to which, among other things, the Company agreed to issue and sell, on November 15, 2022, to HGI 1,984,126 shares of the Company’s Class A common stock for aggregate proceeds of $2.5 million. Under the terms of the HGI Subscription Agreement, the Company is required to file a registration statement for the Subscribed Shares upon the Company becoming eligible to file a registration statement on Form S-3 and in any event prior to July 15, 2023 (the “Subscribed Shares Registration Statement”).

The HGI Subscription Agreement also provides that the Company will issue additional shares of the Company’s Class A common stock to HGI in the event that the volume weighted average price of the Company’s Class A common stock is less than $1.26 during the three trading days commencing on the first trading day after (i) the Company files the Subscribed Shares Registration Statement (the “Registration Date”), (ii) the three-month anniversary of the Registration Date, (iii) the six-month anniversary of the Registration Date, or (iv) the nine-month anniversary of the Registration Date (“Measurement Periods” and each “Measurement Period”) upon HGI’s election to receive such additional shares (the “HGI Additional Shares”). HGI may use all or a portion of each Subscribed Share once to determine the amount of any issuance of Additional Shares in connection with the Measurement Periods such that HGI may utilize, for example, half of the Subscribed Shares to receive further Additional Shares, and leave the remaining half of the Subscribed Shares available to utilize in connection with the remaining Measurement Periods. HGI must elect to receive HGI Additional Shares for one Measurement Period, or the right lapses or is superseded by the next measurement period. The Company is currently assessing the accounting for the obligation to issue these potential additional shares, if any.

Concurrent with the HGI Subscription Agreement, the Company also entered into a consulting services agreement (the “Consulting Agreement”) with HCI Grove Management LLC (the “Consultant”). In consideration for the services under the Consulting Agreement, the Company (i) will pay the Consultant an upfront fee of $150,000 and (ii) issued the Consultant 4,525,000 warrants (the “HGI Warrant Shares”) to purchase shares of the Company’s Class A common stock (the “HGI Warrants”), at an exercise price per share of $1.26 (the “Exercise Price”). On November 10, 2022, 40% of the HGI Warrant Shares vested and became issuable, and the remaining HGI Warrant Shares shall vest and become exercisable if, prior to December 31, 2024, the Company achieves at least $100 million in quarterly net revenue on a consolidated basis or if the Company consummates a Change of Control, as defined in HGI Warrant. If, as a result of the Change of Control, the Company’s equity holders own less than 25% of the equity securities of the surviving entity in such Change of Control, the Exercise Price shall be increased by 50%. The Company is currently assessing the accounting for the obligation to issue these warrants to purchase shares of the Company’s class A common stock that have vested as of November 10, 2022 and those that may potentially vest at a future date, if any.

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

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” of this Form 10-Q, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the "Grove," “we,” “us,” and “our” refer to Grove Collaborative Holding, Inc., a Delaware public benefit corporation formerly known as Virgin Group Acquisition Corp. II., and its consolidated subsidiary. References to Virgin Group Acquisition Corp. II. or "VGAC II" refer to the Company prior to the consummation of the Business Combination.
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

Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good, which is supported by our flywheel: as we have grown, our product development capabilities and data have improved. Over the long term, we believe that improved innovation grows both topline and expands margins as our innovation tends to be both market expanding and margin accretive. Since inception, we have grown rapidly and invested heavily in building out both our ecommerce platform and Grove Brands, and over this period we have operated at a loss and have an accumulated deficit of $565.2 million as of September 30, 2022. We anticipate that we will continue to incur losses in the future as we continue to invest in advertising and other strategic initiatives planned for future growth and as a result, we will need additional capital resources to fund our operations. Refer to Liquidity, Capital Resources and Requirements below for more information.
Reorganization
In March and August 2022, due to the ongoing impact of the pandemic, current market headwinds, and the steadfast commitment to building a sustainable business, we implemented company-wide reorganizations which included reductions in our workforce of approximately 30% of corporate employees to reduce operating expenses and strengthen key strategic areas across the business. In connection with the reorganization, we recorded charges totaling $3.0 million in the nine months ended September 30, 2022.
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
In 2020, new customer acquisition, customer acquisition cost, average order value, promotion rates, and growth in order volume by cohort were favorably impacted to a substantial degree by the onset of the COVID-19 pandemic. This was driven both by the increasing use of DTC platform by customers sheltering in place and by substantially higher demand for many of our product categories, especially personal care and household paper and cleaning products. After several years of annual revenue growth, our revenues in the three months and nine months ended September 30, 2022 were approximately 18% and 17%, lower than in the prior year comparative periods, respectively, reflecting the challenges that the industry faces as a result of customers buying behaviors reverting to pre-pandemic levels. While we continue to believe that there are long term growth trends in the zero-waste industry and that we will be able to continue to grow our business in the long run, post-pandemic consumer behavior patterns and macro-economic factors will continue to be a risk to our business and will adversely impact our financial performance.
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
We believe that the COVID-19 pandemic led to an increase in revenue and profitability leading to better operating results in 2020. The positive drivers were the increase in unpaid new customer acquisition, in general a more favorable customer marketing environment with lower advertising cost, a reduced need for promotion, and a higher activity level of our existing customer base. These factors drove up both revenue and profitability and more than offset the operational and inventory challenges which we successfully navigated. As COVID restrictions were lifted and to the extent the pandemic continues to subside, the rate of growth experienced in 2020 did not continue into 2021, and in the nine months ended September 30, 2022, our revenues were approximately 17% lower than the prior year comparative period.
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
Over the coming years, we expect to grow our omnichannel presence both in core assortment, adjacent categories and sales channels.

We believe that the future of CPG brand building and consumer demand is omnichannel. Our DTC platform remains a core part of our strategy and customer value proposition in addition to providing key data and customer feedback driving our innovation process. We kicked off our expansion into brick and mortar retail in April 2021 with the launch of a curated assortment of Grove Co. products at Target. In 2022 we continued to expand into other retailers, including CVS, Kohl’s, Meijer, and Giant Eagle. As we aim to continue our leadership in both omnichannel and sustainability, we will aggressively expand our presence into physical retail over the next few years to reach more consumers no matter where they shop.

Our current operating metrics reflect our core strategic focus on growing our Grove Brands’ omnichannel presence and revenue, as well as our key DTC platform metrics.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except DTC Net Revenue Per Order and percentages)	2022	2021	2022	2021
Financial and Operating Data
Grove Brands % Net Revenue	47%	48%	49%	49%
DTC Total Orders	1,242	1,672	4,116	5,152
DTC Active Customers	1,460	1,707	1,460	1,707
DTC Net Revenue Per Order	$61	$56	$58	$56
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including: Grove Co., Honu, Peach, Rooted Beauty, Grove Co. Paper (previously named “Seedling”) and Superbloom divided by our total net revenue. On our DTC Platform, our total net revenue includes revenue from both Grove Brands and third-party brands that we carry, whereas for our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. We view Grove Brands % Net Revenue as a key indicator of the success of our product innovation and growth strategy, and customers’ acceptance of our products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile applications that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three and nine months ended September 30, 2022, DTC Total Orders declined due to softness in retention as the economy continues to emerge from the COVID-19 pandemic and due to our reduction in advertising spend. We expect this trend to continue at least into 2023.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of our growth of our DTC channel. In the three and nine months ended September 30, 2022, DTC Active Customers declined due to continued softness in retention as the economy continues to emerge from the COVID-19 pandemic and due to our reduction in advertising spend.
DTC Net Revenue Per Order

We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the three and nine months ended September 30, 2022 compared to the prior year comparative periods as a result of net revenue management initiatives including the introduction of strategic price increases on Grove Brands and third party products.
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

We calculate adjusted EBITDA as net income (loss), adjusted to exclude: (1) stock-based compensation expense; (2) depreciation and amortization; (3) remeasurement of convertible preferred stock warrant liability; (4) changes in fair values of Additional Shares, Earn-out Shares and Public and Private Placement Warrant liabilities; (5) transaction costs allocated to derivative liabilities upon Business Combination; (6) interest expense; (7) provision for income taxes, (8) restructuring expenses and (9) loss on extinguishment on debt. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net income (loss) determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net income (loss) determined in accordance with GAAP.
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Reconciliation of Net Income (Loss) to Adjusted EBITDA	(in thousands)
Net income (loss)	$7,662	$(37,498)	$(75,032)	$(103,909)
Stock-based compensation	9,814	3,589	34,348	10,858
Depreciation and amortization	1,427	1,296	4,291	3,633
Remeasurement of convertible preferred stock warrant liability	—	218	(1,616)	1,526
Change in fair value of Additional Shares liability	(1,045)	—	970	—
Change in fair value of Earn-Out liability	(28,791)	—	(46,136)	—
Change in fair value of Public and Private Placement Warrants liability	(2,803)	—	(3,983)	—
Transaction costs allocated to derivative liabilities upon Business Combination	200	—	6,873	—
Interest expense	2,546	1,213	6,918	3,272
Restructuring expenses	1,356	—	2,992	—
Loss on extinguishment on debt	—	—	—	1,027
Provision for income taxes	10	11	35	39
Total Adjusted EBITDA	$(9,624)	$(31,171)	$(70,340)	$(83,554)
Net income (loss) margin	9.9%	(39.4)%	(30.3)%	(35.1)%
Adjusted EBITDA margin	(12.4)%	(32.8)%	(28.4)%	(28.2)%
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
Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. While selling, general and administrative expenses have increased in recent periods as a result of activities related to the Business Combination and becoming a public company, we expect selling, general and administrative expense to decrease in the future, as we scale our fulfillment costs by adjusting capacity to changes in order volumes and our selling and administrative infrastructure, which will offset additional costs associated with operating as a public company.
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

Interest and Other Expense (Income), Net

Interest expense consists primarily of interest expense associated with our debt financing arrangements. With increases in the prime rate, we anticipate cash payments for interest and interest expense to increase in the future.
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

Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue, net	$77,733	$95,178	$247,491	$296,421
Cost of goods sold	39,566	47,194	127,630	147,179
Gross profit	38,167	47,984	119,861	149,242
Operating expenses:
Advertising	8,668	32,459	59,359	90,611
Product development	5,765	5,586	17,927	16,436
Selling, general and administrative	46,295	46,100	155,160	140,609
Operating loss	(22,561)	(36,161)	(112,585)	(98,414)
Interest expense	2,546	1,213	6,918	3,272
Loss on extinguishment on debt	—	—	—	1,027
Change in fair value of Additional Shares liability	(1,045)	—	970	—
Change in fair value of Earn-Out liability	(28,791)	—	(46,136)	—
Change in fair value of Public and Private Placement Warrants liability	(2,803)	—	(3,983)	—
Other expense, net	(140)	113	4,643	1,157
Interest and other expense (income), net	(30,233)	1,326	(37,588)	5,456
Income (loss) before provision for income taxes	7,672	(37,487)	(74,997)	(103,870)
Provision for income taxes	10	11	35	39
Net income (loss)	$7,662	$(37,498)	$(75,032)	$(103,909)
The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(as a percentage of revenue)
Revenue, net	100%	100%	100%	100%
Cost of goods sold	51	50	52	50
Gross profit	49	50	48	50
Operating expenses:
Advertising	11	34	24	31
Product development	7	6	7	6
Selling, general and administrative	60	48	63	47
Operating loss	(29)	(38)	(45)	(33)
Interest expense	3	1	3	1
Loss on extinguishment on debt	—	—	—	—
Change in fair value of Additional Shares liability	(1)	—	—	—
Change in fair value of Earn-Out liability	(37)	—	(19)	—
Change in fair value of Public and Private Placement Warrants liability	(4)	—	(2)	—
Other expense, net	—	—	2	—
Interest and other expense (income), net	(39)	1	(15)	2
Income (loss) before provision for income taxes	10	(39)	(30)	(35)
Provision for income taxes	—	—	—	—
Net income (loss)	10%	(39)%	(30)%	(35)%

Comparisons of the Three Months and Nine Months Ended September 30, 2022 and September 30, 2021
Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Revenue, net:
Grove Brand	$36,425	$45,762	$(9,337)	(20)%	$121,489	$145,516	$(24,027)	(17)%
Third-party product	41,308	49,416	(8,108)	(16)%	126,002	150,905	(24,903)	(17)%
Total revenue, net	$77,733	$95,178	$(17,445)	(18)%	$247,491	$296,421	$(48,930)	(17)%
Revenue decreased by $17.4 million, or 18%, and $48.9 million, or 17% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, primarily driven by a decrease in DTC Total Orders caused by a reduction in DTC Active Customers. We believe the decline in 2022 is due to continued softness in retention as the economy continues to emerge from the COVID-19 pandemic and due to our reduction in advertising spend, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Cost of goods sold	$39,566	$47,194	$(7,628)	(16)%	$127,630	$147,179	$(19,549)	(13)%
Gross profit	38,167	47,984	(9,817)	(20)%	119,861	149,242	(29,381)	(20)%
Gross margin	49%	50%		(1)%	48%	50%		(2)%
Cost of goods sold decreased by $7.6 million, or 16%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and decreased by $19.5 million, or 13%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an overall decrease in DTC Total Orders, partially offset by increases to inventory reserves.

Gross margin in the three months and nine months ended September 30, 2022 decreased by 131 and 192 basis points, respectively, compared to the three months and nine months ended September 30, 2021 due to an increase in product costs, including in-bound freight costs, increases in sales from retail sales, which produce lower margins than our DTC sales channels, and increases to inventory reserves, partially offset by the impacts of net revenue management initiatives including the introduction of strategic price increases on Grove Brands and third party products.
Operating Expenses
Advertising Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Advertising	8,668	$32,459	$(23,791)	(73)%	$59,359	$90,611	$(31,252)	(34)%
Advertising expenses decreased by $23.8 million, or 73%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to our cash flow and customer acquisition cost management. Online advertising expenses decreased by $15.8 million and television advertising expenses decreased by $6.8 million. Cost associated with the production of advertising decreased by $1.1 million. This was offset by an increase $1.5 million in other advertising campaigns, including advertising focused specifically to attract retail consumers.

Advertising expenses decreased by $31.3 million, or 34%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to our cash flow and customer acquisition cost management. Online advertising expenses decreased by $34.1 million, television advertising expenses decreased by $5.3 million. This was offset by an increase of $7.0 million in other advertising campaigns, including advertising focused specifically to attract retail consumers and $2.0 million in costs associated with the production of advertising.
Product Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Product development	$5,765	$5,586	$179	3%	$17,927	$16,436	$1,491	9%

Product development expenses increased by $0.2 million, or 3% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to $0.7 million of restructuring related expenses related to a company-wide reorganization which occurred in August 2022, $0.5 million of stock based compensation related to expense recognition beginning in June 2022 for RSUs previously granted due to the Company going public thereby meeting the performance vesting condition, offset by $1.0 million decrease in salaries and benefits primarily from a reduction in headcount.

Product development expenses increased by $1.5 million, or 9% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to $1.4 million catch-up of stock based compensation related expense due to the Company going public thereby meeting the performance vesting condition, $1.1 million increase in restructuring related expenses as a result of the company-wide reorganizations, offset by $1.6 million decrease in salaries and benefit primarily from a reduction in headcount.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Selling, general and administrative	$46,295	$46,100	$195	—%	$155,160	$140,609	$14,551	10%

Selling, general and administrative remained flat for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Increases were primarily driven by an increase of $5.4 million in stock based compensation related to expense recognition beginning in June 2022 for RSUs previously granted due to the Company going public thereby meeting the performance vesting condition. Increases were offset by decreases in fulfillment costs of $4.0 million, including a $2.0 million decrease in shipping and handling expenses and a $1.4 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to decrease in the volume of orders and efficiencies gained, partially offset by expanded investments in wages and benefits for fulfillment members. In addition, facilities expenses and other general and administrative expenses, excluding stock-based compensation, decreased by $1.1 million, primarily due to decreases in professional fees and personnel expenses, related to our cost management initiatives, offset by $0.7 million in restructuring related expenses as a result of the company-wide reorganization and an increase in costs related to being a public company.

Selling, general and administrative expenses increased by $14.6 million, or 10% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase of $21.1 million in stock based compensation partially due to catch-up of expense for the Company’s restricted stock units and certain stock options as a result of meeting the performance vesting condition when the Company went public, including $2.2 million related to equity award modification expenses as a result of the company-wide reorganization. Fulfillment costs decreased by $8.3 million, including $3.8 million decrease in shipping and handling expenses and a $2.4 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to decrease in the volume of orders, offset by expanded investments in wages and benefits for fulfillment members and efficiencies gained. In addition, facilities expenses and other general and administrative expenses, excluding stock-based compensation, increased by $1.8 million, from increases in corporate salaries and benefits, including $1.9 million in restructuring related expenses as a result of company-wide reorganizations, and an increase in costs related to being a public company, offset by professional fees and personnel expenses, related to our cost management initiatives.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Interest expense	$2,546	$1,213	$1,333	110%	$6,918	$3,272	$3,646	111%

Interest expense increased by $1.3 million, or 110% and $3.6 million, or 111% for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily due to draws under the SVB and Hercules Term Loan in the second half of 2021 and increases in prime interest rates. See the section titled “Liquidity and Capital Resources — Loan Facilities” below for further details.
Loss on extinguishment of debt

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Loss on extinguishment of debt	$—	$—	$—	*	$—	$1,027	$1,027	*
______________
* Percentage change not meaningful.

Loss on extinguishment of debt resulted from refinancing of certain of our loan facilities during the nine months ended September 30, 2021. See the section titled “Liquidity and Capital Resources—Loan Facilities” below for further details.
Other expense (income), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(in thousands)
Change in fair value of Additional Shares liability	$(1,045)	$—	$(1,045)	*	$970	$—	$970	*
Change in fair value of Earn-Out liability	(28,791)	—	(28,791)	*	(46,136)	—	(46,136)	*
Change in fair value of Public and Private Placement Warrants liability	(2,803)	—	(2,803)	*	(3,983)	—	(3,983)	*
Other expense, net	$(140)	$113	$(253)	*	$4,643	$1,157	$3,486	*

______________
* Percentage change not meaningful.

The change in the fair value of Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants liability for the three and nine months ended September 30, 2022 was driven by the decrease in our stock price from the Closing of the Business Combination to September 30, 2022.

Other expense, net decreased by $0.3 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to a increases in investment income due to higher cash balances after the Business Combination

Other expense, net increased by $3.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a $6.9 million expense related to transaction costs that were allocated to liability classified derivative liabilities as a result of the Company going public partially offset by a $3.1 million gain on remeasurement of preferred stock warrant liability.

Liquidity, Capital Resources and Requirements

As of September 30, 2022, we had $103.8 million of cash and cash equivalents, an accumulated deficit of approximately $565.2 million, working capital of $73.7 million and incurred negative cash flows from operating activities of $89.5 million for the nine months ended September 30, 2022. To date, we have funded our operations principally through convertible preferred stock and contingently redeemable convertible common stock financings, the incurrence of debt and the Closing of the Business Combination. We received cash proceeds, net of transaction costs from the Closing of the Business Combination on June 16, 2022 of $72.6 million. We have total outstanding indebtedness of $66.2 million as of September 30, 2022. Beginning in November 2022, we will be required to repay our indebtedness under the SVB and Hercules Loan Facility over a period of 30 months. We expect repayment of approximately $4.0 million in the fourth quarter of 2022, and quarterly payments of $6.0 million for 2023. On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to 32,557,664 of our shares of common stock at our request until July 18, 2025, subject to certain conditions. As of September 30, 2022, there were 32,516,831 shares available to be sold to Yorkville under the SEPA.

Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least one year past the date these condensed consolidated financial statements are available to be issued. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations in the future as we continue to invest in advertising and other strategic incentives planned for future growth. The Company’s SVB and Hercules Loan Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation (see Loan Facilities - Silicon Valley Bank and Hercules Loan Facility). Cash from operations could also be affected by our customers and other risks detailed in the section of our titled “Risk Factors.” As a result, we will need additional capital resources to execute strategic initiatives and fund our operations, prior to achieving break even or positive operating cash flow. We expect to continue to opportunistically seek access to additional funds by utilizing the Purchase Agreement, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

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

Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of September 30, 2022, we had $17.9 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, please see “Leases” in Note 7 of the Notes to our audited financial statements as of and for the years ended December 31, 2019, 2020 and 2021 included in the proxy statement/consent solicitation statement/prospectus filed with the SEC on May 16, 2022.
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
In April 2021, we entered into an amendment to the SVB Loan Facility. The terms of the amendment provided for the Loan Revolver letter of credit sublimit to increase to $10.0 million and an increased borrowing capacity to 65% of eligible inventory balances. The Loan Revolver borrowing capacity is reduced by outstanding letters of credit and credit available to the Company from certain credit card facilities, which amounted to $3.1 million and $1.5 million, respectively, as of September 30, 2022. The Loan Revolver incurs a facility fee of 0.20% per annum assessed on the daily average undrawn portion of revolving line of credit. The amended Loan Revolver bears an interest rate equal to the greater of prime rate or 3.25% and matures on March 31, 2023. Interests on the Loan Revolver is payable monthly in arrears. In April 2021, all of our outstanding borrowings under the SVB Term Loan were refinanced directly through the SVB and Hercules Loan Facility (see below).
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
As of September 30, 2022, we were in compliance with all covenants and had $5.9 million outstanding under the Loan Revolver. The effective interest rate is 5.60% on the revolving line of credit.
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

In May 2022, as part of the Closing of the Business Combination, the Company entered into an amendment with SVB and Hercules Loan Facility to increase the final payment from 6.75% to 8.75% of the aggregate term loan advances. Total fees paid for the amendment, including bank legal fees were $0.2 million.
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
As of September 30, 2022, we owe an aggregate of $60.0 million outstanding under the SVB and Hercules Loan Facility with effective interest rates ranging from 15.78% to 18.83%. As of September 30, 2022, we were in compliance with all covenants under the SVB and Hercules Loan Facility.
Atel Loan Facility
In July 2018, we entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) to fund purchases of machinery and warehouse equipment that are held as collateral under the Atel Loan Facility.
As of September 30, 2022, we had an aggregate of $0.9 million outstanding borrowing under the Atel Loan Facility through two separate loan draws that will be fully repaid in April 2023, and May 2023, respectively. As of September 30, 2022, we were in compliance with all of our covenants under the Atel Loan Facility.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(89,547)	$(88,753)
Net cash used in investing activities	(3,580)	(4,268)
Net cash provided by financing activities	118,542	25,715
Net increase (decrease) in cash and cash equivalents	$25,415	$(67,306)

Operating Activities
Net cash used in operating activities increased by $0.8 million for the nine months ended September 30, 2022 compared to September 30, 2021, primarily attributable to an decrease in net loss of $28.9 million. This decrease in net loss was primarily driven by changes in fair value of derivative liabilities of $49.1 million and offset by an increase of stock based compensation expense of $23.5 million. The Company saw an increase of other non-cash expenses of $3.3 million. This was offset by a cash inflow related to changes in operating assets and liabilities of $8.7 million, from decreases in inventory and prepaids and other assets, offset by increase in accrued expenses due to timing of invoices from and payments to our vendors and suppliers.
Investing Activities
Net cash used in investing activities of $3.6 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively was due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $118.5 million for the nine months ended September 30, 2022 primarily consisted of proceeds of $97.1 million from issuance of common stock upon the Closing of the Business Combination, including proceeds from PIPE financing, and proceeds from issuance of contingently redeemable convertible common stock of $27.5 million, partially offset by $5.4 million payment of transaction issuance costs.
Net cash provided by financing activities of $25.7 million for the nine months ended September 30, 2021 primarily consisted of proceeds from issuance of debt of $50.0 million, offset by repayment of debt of $21.5 million, payment of debt extinguishment of $2.5 million, payment of debt issuance costs of $0.4 million.
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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that can have a significant impact on the amounts reported in those financial statements and accompanying notes. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to our audited financial statements as of and for the years ended December 31, 2019, 2020 and 2021 included in the proxy statement/consent solicitation statement/prospectus filed with the SEC on May 16, 2022, with the addition of Earn-Out Share Liability below.

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

For restricted stock unit (“RSU”) awards with performance vesting conditions, we evaluate the probability of achieving the performance vesting condition at each reporting date. All RSUs issued by the Company prior to the Closing of the Business Combination contained a performance vesting condition, among other vesting conditions, that was satisfied at the Closing.
As a result, we began to recognize expense for RSUs with performance vesting conditions using an accelerated attribution method on June 16, 2022 when the performance condition was met. The fair value of RSU awards is determined using the price of our common stock on the grant date, as determined by our board of directors.
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Remediation of Previously Reported Material Weaknesses
The material weakness in our internal control over financial reporting reported in Amendment No. 1 to our quarterly report on Form 10-Q/A for the period ended June 30, 2022 related to our financial statement tie-out preparation and review process has been remediated. Specifically, we identified a design deficiency within the financial statement tie-out preparation and review control which failed to prevent the misstatement of the weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted (“WASO”) for the three and six months ended June 30, 2021 (collectively, the “Affected Periods”), which incorrectly did not give effect to the exchange ratio as prescribed by the Merger Agreement. As a result of this error, the net loss per share attributable to common stockholders, basic and diluted was materially overstated for the Affected Periods and therefore resulted in a restatement of these financial statements to correct the loss per share amounts for the Affected Periods. This material weakness has been remediated as of September 30, 2022.

To improve our internal control over financial reporting and remediate this prior period material weakness, we immediately implemented additional control attributes within our existing financial statement review control for the tie out of our consolidated financial statements, including retaining evidence of preparer and their related tie-out procedures, including review steps taken by the reviewer to ensure the preparer has completed all required tie-out procedures in accordance with this control.
(b) Changes in Internal Control over Financial Reporting
During the quarter ending September 30, 2022, we undertook efforts to remediate the material weakness reported in Amendment No. 1 to our quarterly report on Form 10-Q/A for the period ended June 30, 2022 related to our financial statement tie-out preparation and review process. We immediately implemented additional control attributes within our existing financial statement review control for the tie out of our consolidated financial statements, including retaining evidence of preparer and their related tie-out procedures, including review steps taken by the reviewer to ensure the preparer has completed all required tie-out procedures in accordance with this control. This material weakness has been remediated as of September 30, 2022.
Except for the remediation of the material weaknesses and changes described above, there were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have incurred significant losses since our inception. For the years ended December 31, 2021 and December 31, 2020, we incurred net losses of $136 million and $72 million, respectively. As of September 30, 2022, we had an accumulated deficit of $565 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we broaden our customer base, develop our brick-and-mortar retail distribution platform and expand our sales to third-party ecommerce channels, enhance our existing online direct-to-consumer website and mobile application, continue to expand research and development efforts to grow the product assortment offered by our Grove-owned brands, acquire or create additional Grove-owned brands, and hire additional employees to support our growth. Historically, Grove has devoted most of its financial and other resources on sales and marketing, including a significant expansion of our marketing team and budget; continued expansion of our business; research and development related to our products; and general administration expenses, including legal, accounting and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website and mobile application, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce our investments in advertising and other strategic initiatives planned for future growth.

We expect to continue to incur significant expenses and operating losses for the foreseeable future.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months. However, our operating plan may change as a result of many factors, and we may need additional funds sooner than planned.

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the Equity Purchase Agreement may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the Equity Purchase Agreement will depend upon market conditions and other factors. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Equity Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this Form 10-Q and prior to any such sales, the number of shares of common stock that we will sell under the Equity Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Equity Purchase Agreement. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

While we expect to continue to opportunistically seek access to additional funds by utilizing the Equity Purchase Agreement, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce our investments in advertising and other strategic initiatives planned for future growth, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

We believe our consumers rely on us to provide them with clean, sustainable, well-designed, and effective products. Any loss of confidence on the part of consumers in our products or the ingredients used in our products, whether related to actual or perceived product contamination, product safety or quality failures, environmental impacts, or inclusion of prohibited ingredients, or ingredients that are perceived to be “toxic,” could tarnish the image of our brand and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety, efficacy or suitability for use by a particular consumer or on the environment, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our ability to achieve or maintain profitability and brand image.

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

Quantifying the adverse impact of the COVID-19 pandemic is difficult given the pervasive disruptions and changes to society that it has caused. At the onset of the pandemic, we incurred approximately $600,000 in costs associated with additional cleaning and sanitization measures such as sanitation stations, supplies, and installation of disinfecting lights. In early 2020, we also reduced our marketing spending because of the economic uncertainty associated with the pandemic, potentially resulting in a reduction of our new customer acquisition since new customer acquisition is primarily driven by our marketing activities. As the pandemic has continued, its disruption has spread to our shipping, supply chain and labor, along with inflation resulting from the pandemic. For example, from fiscal year 2020 into 2021, we experienced an increase of approximately 10% in wages for employees at our fulfillment centers due to labor shortages and macroeconomic trends in labor markets, and increased inbound shipping rates that reduced margins on our Grove-owned brands by approximately 200 basis points. These costs have continued to increase in 2022 compared to 2021. As a result of supply chain disruptions and increased shipping costs, we are also placing orders with our suppliers further in advance, which negatively impacts our cash flow. While we believe some of these upward cost trends have stabilized, others may continue to increase in the future which may result in further adverse financial impacts.

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

Our omnichannel strategy includes selling our products through third-party ecommerce and retail partners (including their websites). Our retail operations were established in 2021 and include sales to retail stores and their related websites. The success of our business is largely dependent on our continuing development of strong relationships with major retail chains. Prior to our recently announced partnerships with CVS, Kohl’s, Meijer, Giant Eagle and other retailers, our only retail partnership has been with Target, and our experience operating through the retail channel is extremely limited. Factors that could affect our ability to maintain or expand our sales and our current or any future retail distribution partners include: failure to accurately identify the needs of our customers; a lack of customer acceptance of new products or product expansions; unwillingness of our retail distribution partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; failure to obtain floor space from retail distribution partners, new, well-received product introductions by competitors; damage to our relationships with our retail distribution partners due to brand or reputational harm; delays or defaults on our retail distribution partners’ payment obligations to us; and store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

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

Worldwide, we have 16 issued patents and 11 patent applications pending. We cannot offer any assurances about which, if any, patents will issue from our applications, the breadth of any such patents, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products. Furthermore, a derivation proceeding can be provoked by a third party, or instituted by the U.S. Patent and Trademark Office (USPTO), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with or investigations under any such laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. For example, the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices, and the Federal Trade Commission is currently investigating our billing and automatic renewal practices, and the cost of responding to their information requests could be significant irrespective of the outcome of the investigation. We may be subject to future claims under auto-payment renewal laws and regulations that could have a material adverse effect on our business. In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Outstanding warrants to purchase an aggregate of 900,147 shares of Class B Common Stock may become exercisable in accordance with the terms of the warrant agreements governing those securities, the forms of which have been filed as Exhibit 4.5 through Exhibit 4.12 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The exercise prices of the Legacy Grove Warrants are set forth in such warrant agreements, as subsequently adjusted pursuant to the Business Combination.

Outstanding Backstop Warrants to purchase an aggregate of 3,875,028 shares of Class A Common Stock are exercisable in accordance with the terms of the Backstop Subscription Agreement governing those securities with an exercise price of $0.01 per share.

To the extent any of the Public Warrants, Private Placement Warrants, Legacy Grove Warrants or Backstop Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised or shares be issued, as applicable, could adversely affect the prevailing market prices of Class A Common Stock.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

In addition, Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of September 30, 2022, the aggregate number of shares of Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 25,403,278. The Compensation Committee of the Board may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of Class A Common Stock or securities convertible into or exchangeable for shares of Class A Common Stock issued pursuant to our Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our reported financial information and this may lead to a decline in our stock price.

We have in the past identified material weaknesses and significant deficiencies in our internal controls, including for our quarter ended June 30, 2022. The material weakness has been remediated, however, our discovery of additional material weaknesses or significant deficiencies in our internal control over financial reporting could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.

Even if we do not detect deficiencies, our internal control over financial reporting will not prevent or detect all errors and fraud, and individuals, including employees and contractors, could circumvent such controls. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

In addition, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. Should we encounter such difficulties, our investors could lose confidence in the reliability of our reported financial information and trading price of our common stock. could be negatively impacted.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, the Company issued 40,833 shares of Class A common stock (the “Shares”) to Yorkville under the SEPA for net proceeds of $0.1 million. The Shares were issued to Yorkville in transactions not involving an underwriting and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information

Subscription Agreement

On November 10, 2022, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with HCI Grove LLC, a Delaware limited liability company (the “Subscriber”). Pursuant to the Subscription Agreement, among other things, (i) the Subscriber agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Subscriber, 1,984,126 shares of the Company’s Class A Common stock at $1.26 per share (the “Per Share Price”) for an aggregate purchase price of $2.5 million (the “Subscribed Shares”). The Per Share Price for the Subscribed Shares was based on the closing price of the Company’s Class A common stock on November 9, 2022, the date preceding the execution of the Subscription Agreement. Under the terms of the Subscription Agreement, the Company is required to file a registration statement for the Subscribed Shares upon the Company becoming eligible to file a registration statement on Form S-3 and in any event prior to July 15, 2023 (the “Subscribed Shares Registration Statement”).

In addition, if the volume weighted average price of the Company’s Class A Common stock is less than $1.26 during the three trading days (the “Measurement Period VWAP”) commencing on the first trading day (a) after the Company files the Subscribed Shares Registration Statement (the “Registration Date”), (b) after the three-month anniversary of the Registration Date (the “Three-Month Measurement Period”), (c) after the six-month anniversary of the Registration Date (the “Six-Month Measurement Period”) or (d) after the nine-month anniversary of the Registration Date (the “Nine-Month Measurement Period” and together with the Three-Month Measurement Period and the Six-Month Measurement Period, the “Measurement Periods” and each a “Measurement Period”), then Subscriber may elect to receive a number of additional shares of Class A Common stock in connection with a Measurement Period equal to the product of (x) the Subscribed Shares which Subscriber is electing to utilize for such Measurement Period multiplied by (y) a fraction, (i) the numerator of which is the Per Share Price minus the product of (a) the Measurement Period VWAP and (b) 0.90, and (ii) the denominator which is the product of (a) the Measurement Period VWAP and (b) 0.90 (such additional shares of Common Stock, “Additional Shares”); provided, however, that if the Measurement Period VWAP is lower than $0.50, then $0.50 shall be the Measurement Period VWAP used to calculate the above Additional Shares. Subscriber may use all or a portion of each Subscribed Share once to determine the amount of any issuance of Additional Shares in connection with the Measurement Periods such that Subscriber may utilize, for example, half of the Subscribed Shares to receive further Additional Shares, and leave the remaining half of the Subscribed Shares available to utilize in connection with the remaining Measurement Periods.

The Subscription Agreement contains customary representations and warranties of the parties. The Subscribed Shares are being offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act. The Subscription Agreement also contains certain indemnification provisions under which we and the Subscriber agree to indemnify each other against certain liabilities.

Pursuant to the Subscription Agreement, the Company agreed to register the Subscribed Shares for resale under the Securities Act by filing with the SEC a registration statement covering the resale of the Subscribed Shares (the “PIPE Registration Statement”) upon the Company becoming eligible to file a registration statement on Form S-3 and in any event prior to July 15, 2023 and the Company agreed to use commercially reasonable efforts to have the PIPE Registration Statement declared effective. The Company’s obligations to use commercially reasonable efforts to maintain the effectiveness of the PIPE Registration Statement with respect to the Subscribed Shares will terminate upon the earlier of when Subscriber ceases to hold any Subscribed Shares and the first date on which the Subscriber can sell all of its Subscribed Shares under Rule 144 of the Securities Act without limitation as to the manner of sale or the amount of such Subscribed Shares that may be sold. The Company has also agreed to register the Additional Shares for resale under the Securities Act by filing registration statements on Form S-3 within seven business days following the expiration of the Measurement Date of such Additional Shares to be registered.

The foregoing description of the Subscription Agreement is subject to and qualified in its entirety by reference to the full text of the Subscription Agreement, a copy of which is included as Exhibit 10.27 hereto, and the terms of which are incorporated by reference.

Consulting Agreement

On November 10, 2022, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with HCI Grove Management LLC, a Delaware limited liability company (the “Consultant”). Pursuant to the Consulting Agreement, Consultant has agreed to provide certain strategic consulting services to the Company to help identify consolidation opportunities within its industry. In consideration for the services under the Consulting Agreement, the Company (i) paid Consultant an upfront fee of $150,000 and (ii) issued Consultant a warrant to purchase shares of the Company’s Class A Common Stock (the “Warrant”).

The Warrant provides Consultant the option to purchase up to an aggregate of 4,525,000 shares of Class A Common Stock (the “Warrant Shares”) at an exercise price per share equal to the Per Share Price (the “Exercise Price”). On November 10, 2022, 40% of the Warrant Shares vested and became issuable, and the remaining Warrant Shares shall vest and become exercisable if, prior to December 31, 2024, the Company achieves at least $100,000,000 in quarterly revenue on a consolidated basis or if the Company consummates a Change of Control (as defined in the Warrant); provided that, if, as a result of the Change of Control, the Company’s equity holders own less than 25% of the equity securities of the surviving entity in such Change of Control, the Exercise Price shall be increased by 50%. Subject to the vesting conditions of the Warrant, the Warrant is exercisable until May 11, 2027 (or such earlier date as provided in the Warrant).

In addition, if the Company consummates certain transactions during the term of the Consulting Agreement or within the twelve month period following the termination of the Consulting Agreement, the Company shall use its reasonable best efforts to offer Consultant (or, at Consultant’s option, one of Consultant’s affiliates) with the opportunity to make a preferred equity investment in the Company simultaneously with the closing of the transaction. The terms of any such investment shall be mutually agreed by the parties and, unless agreed otherwise between the parties, consistent with certain terms specified in the Consulting Agreement.

The foregoing description of the Consulting Agreement is subject to and qualified in its entirety by reference to the full text of the Consulting Agreement, a copy of which is included as Exhibit 10.28 hereto, and the terms of which are incorporated by reference.

The foregoing description of the Warrant is subject to and qualified in its entirety by reference to the full text of the Warrant, a copy of which is included as Exhibit 4.13 hereto, and the terms of which are incorporated by reference.
The offering and sale of the Subscribed Shares and the Warrant were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) thereunder.
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

4.13*	Warrant Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove Management LLC.

10.22
Standby Equity Purchase Agreement, dated as of July 18, 2022, between Grove Collaborative Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.22 of the Company’s Form S-1 (File No. 333-266197), filed with the SEC on July 18, 2022).

10.23+
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Agreement (Executive Version) under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-Q, filed with the SEC on August 12, 2022).

10.24+
Form of Stock Option Grant Notice and Option Agreement (Executive Version) under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q, filed with the SEC on August 12, 2022).

10.25+
Form of Vested Option New Restricted Stock Unit Award Notice under Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit (a)(1)(L) of the Company’s Tender Offer Statement Under Section 14(d)(1) or 13(e)(1), filed with the SEC on September 26, 2022).

10.26+
Form of Unvested Option New Restricted Stock Unit Award Notice under Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit (a)(1)(M) of the Company’s Tender Offer Statement Under Section 14(d)(1) or 13(e)(1), filed with the SEC on September 26, 2022).

10.27*†	Subscription Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove LLC.

10.28*†	Consulting Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove Management LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: November 10, 2022	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer