Form 10-K
period 2022-12-31
Grove Collaborative Holdings, Inc.
filed 2023-03-16
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   __________  to __________

Commission file number 001-40263

Grove Collaborative Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-2840659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Sansome Street San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)
(800) 231-8527
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	GROV	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	GROV.WS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer		Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of voting and non-voting common stock held by non-affiliates was $295.4 million based on the adjusted closing stock price. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 128,700,736 shares of Class A common stock and 50,862,282 shares of Class B common stock as of March 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Part I
Item 1. Business
Unless the context otherwise requires, all references in this subsection to the “Company,” “Grove,” “we,” “us” or “our” refer to Grove Collaborative Holdings, Inc. and its consolidated subsidiary following the Business Combination, other than certain historical information that refers to the business of Grove Collaborative, Inc. prior to the consummation of the Business Combination.

Our Vision
Grove Collaborative Holdings, Inc. is transforming the consumer products industry into a force for human and environmental good by relentlessly creating and curating planet-first, high-performance brands and products. Because sustainability is the only future, and what we do now matters.
Overview
Grove is a digital-first, sustainability-oriented consumer products innovator. We use our connection with consumers to create and curate authentic, disruptive brands and products. Grove builds natural products that perform as well as or better than many leading CPG brands (both conventional and natural), while being healthier for consumers and the planet.
Grove’s omnichannel distribution strategy enables us to reach consumers where they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and partner with other leading natural and mission-based CPG brands, providing consumers the best selection of curated products across many categories and brands. In the year ended December 31, 2022, we generated approximately 48% of our net revenue from Grove Brands, with 61% of that net revenue from home care products. As we grow our product assortment and distribution in beauty and personal care, we expect the contribution of sales from these categories to increase. We expanded into brick-and-mortar retail in April 2021, with the launch of a curated assortment of Grove Co. best sellers in cleaning, hand and dish categories at Target, and have since established additional retail partnerships with Kohl’s, Giant Eagle, Harris Teeter, Meijer, CVS and HEB. Our products are currently sold in over 4,000 stores across these retail partnerships as of December 31, 2022. We believe our retail strategy will generate additional brand awareness, especially as consumer concerns about single-use plastic continue to rise.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community wellbeing. We have a history of doing well by doing good, which is supported by our flywheel: as we have grown, our product development capabilities and data have improved. That improved innovation grows both topline and, over the longer term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have grown rapidly and invested heavily in building out both our Grove ecommerce platform and our Grove Brands, and over this period we have operated at a loss and have an accumulated deficit of $577.9 million as of December 31, 2022. After several years of annual revenue growth, our revenues in the year ended December 31, 2022 were approximately 16% lower than in the prior year period, reflecting the challenges that the industry faces as a result of customers buying behaviors that skewed heavily towards DTC platforms during the COVID-19 pandemic reverting to pre-pandemic levels as well as the pressures of inflation on consumer spending. While we continue to believe that there are long term growth trends in the zero-plastic waste industry and that we will be able to continue to grow our business in the long run, post-pandemic consumer behavior patterns and macro-economic factors will continue to be a risk to our business and will continue to adversely impact our financial performance for at least the near to medium term. In light of these dynamics, our revenue declined in 2022 compared to 2021, with our retail expansion partially offsetting contraction in our direct-to-consumer business. We expect that revenue will further decline in 2023 as we eliminate unprofitable revenue and reduce marketing spending, with retail sales representing a greater proportion of our revenue compared to 2022, before returning to growth beginning in 2024. Our efforts to eliminate unprofitable revenue and drive improved margins are central to operations in order to reach our goal of profitable growth in 2024.
Company History
Grove started in 2012 under the name “ePantry” as an online retailer for third-party natural household, beauty and personal care brands. We leveraged our ecommerce platform to learn about the industry, gain significant insight into consumer preferences and determine how we might drive change. Early on, it became clear that the current carbon, plastic, and ingredient footprint of our industry is unsustainable, and that there will be massive share shift to products that perform while supporting human and environmental health.

Our key long-term strategic advantage comes from a combination of our authentic mission and our direct relationships with customers. We gained differentiated insights on consumer preferences and provided a platform for them to tell us what they value in each product category we carried. We paired this insight with best-in-class product innovation capabilities, and in 2016 we launched Grove Co., our flagship home care brand. We have since brought more than 400 Grove Brand products to customers across our portfolio of brands, and Grove Co. has grown into the largest brand by revenue on our DTC platform.
After building a robust portfolio of highly efficacious, good-for-the-world products, we have recently pushed into an omnichannel model to reach consumers where and how they shop. We continue to operate our DTC platform where we maintain direct relationships with consumers who enjoy our best-in-class assortment of natural home, beauty and personal care products. In 2021, we expanded into brick-and-mortar retail distribution. We continue to actively pursue opportunities to develop our brick-and-mortar retail distribution platform and expand our sales to third-party ecommerce channels.
On June 16, 2022 (the “Closing Date”), we became a publicly traded company as a result of the consummation of Grove Collaborative, Inc.’s (“Legacy Grove”) merger with Virgin Group Acquisition Corp. II, a Cayman-domiciled blank check company (“VGAC II”), which we refer to herein as the “Business Combination”. Prior to the Business Combination, VGAC II’s public shares, and public warrants were listed on the New York Stock Exchange (“NYSE”) under the symbols “VGII” and “VGII.WS,” respectively. On June 17, 2022, the Company's Class A common stock and public warrants began trading on (“NYSE”), under the symbols “GROV” and “GROV.WS,” respectively.
Our Purpose
We believe that the consumer products industry has contributed to the current environmental crises, specifically around the proliferation of single-use plastic. We need to create business models and products that meet the environmental needs of our time and the growing demand of consumers who are aware of the importance of making environmentally conscious decisions.
Sustainability and conscientious business practices are fundamental to our business and are our key differentiators, from our brands, to the products we carry. Our sustainability objectives around plastic and carbon reduction, as well as forest preservation, are rooted in the areas most significant to the environmental impact of our business and our industry. We believe these objectives also intersect areas of growing consumer interest and demand, and we have set ambitious goals to lead across these three objectives.
We believe that the depth and authenticity of our mission is a sustainable competitive advantage in a world where consumers urgently demand more conscientious products. We also believe that our success is driven by our exceptional team, and we believe that our mission is a competitive advantage in attracting and retaining top talent in a competitive market.
Public Benefit Corporation and Certified B Corporation
We believe that authentic commitment to our vision, and to “doing well by doing good,” is a durable competitive advantage. As a way to codify our values, Grove became a public benefit corporation (“PBC”) in 2021. We are devoted to the development, promotion and distribution of consumer products as a positive force for human and environmental health. As a PBC, we have a legal duty to prioritize not just stockholders’ financial interests, but also the best interest of those materially affected by our business operations, including consumers, employees, partners, the environment and the communities in which we operate. In addition, Grove is a Certified B Corporation, meaning we adhere to rigorous third-party standards for prioritizing social, environmental and community wellbeing, and our performance is periodically independently audited against this framework.
Value Proposition to Consumers
We believe that sustainability should not require a tradeoff. Grove’s products offer a unique blend of sustainability, efficacy, consumer centricity and modern design offered at accessible prices and supported by exceptional customer service and a strong online community. Our Grove Brand products, whether sold on our DTC platform or at retailers, are designed to make it easy for consumers to make environmentally and family-friendly purchasing decisions, knowing that our products prioritize plant-based ingredients, are cruelty-free, and are free of synthetic colors, synthetic fragrances, parabens, phthalates, BPA, and toxic varnishes (based on ingredient declarations, third-party certifications, and independent testing), and are as effective as many traditional competitor products. Our products and packaging help consumers reduce their single use plastic usage. Grove products are designed for consumers to create the best version of their homes and feel good about the choices they are making for their families and the environment.

Our Brands

Brand Strategy
Increasingly, consumers are demanding brands that are thoughtfully designed with a focus on consumer needs and preferences, and that meet higher standards than ever in sustainability and health. The shift away from plastic in Home and Personal Care (“HPC”) products is a clear consumer and industry trend. Combined with our mission, we believe that our direct relationship with consumers gives us a durable competitive advantage in building the brands to lead that change. All our product innovation work leverages our three pillars of development: consumer centricity, efficacy, and sustainability. To date, we have leveraged this to build the largest DTC natural HPC brand in Grove Co. We also create value for consumers by building other brands and providing additional product options in other categories.
The Grove Co. Brand
The Grove Co. Brand is a market leader in zero-plastic waste and plastic reduction. It is a thought leader in the home care space and was brought to life under the core proposition: Sustainably Powerful for a Healthy Home and Planet. This is underpinned by clean, safe formulations (no harsh chemicals & 100% naturally derived fragrances), and innovative formats with sustainable packaging and uncompromised performance. Grove Co. products allow consumers to care for their homes, live more sustainably and fully recycle our packaging and formats where such facilities are available to consumers. With an assortment of products ranging from household cleaners to hand and dish soaps to paper-free home tissues and laundry, Grove Co. is the largest brand on our DTC platform. Grove Co. will be our flagship brand as we increasingly look to develop third-party distribution channels.
Incubator Brands
The rest of our portfolio consists of incubator brands sold primarily on our DTC platform, for which we continue to build brand propositions and product assortments, honing each before expanding into third-party distribution. While still early in the product distribution cycle, each of our incubator brands are category leaders by revenue on the Grove DTC platform. Our incubator brand portfolio includes Peach not Plastic, Rooted Beauty, Superbloom, Honu and Good Fur.
Third-Party Brands
In addition to Grove Brands, we offer a curated portfolio of third-party brands on our DTC platform, providing consumers with a selection of over 3,000 SKUs across more than 200 brands. These brand relationships provide customers with breadth across product categories, while reinforcing Grove’s position as the destination for discovery and providing us with valuable data on customer purchasing behavior and preferences.
We carry a wide range of clean and natural products within home, beauty and personal care, including products aimed at baby and pet care. No single third-party brand represented more than 15% of our total net revenue in the year ended December 31, 2022. Since our inception, we have attracted and maintained strong relationships with a diverse group of clean and natural brands within home care, beauty and personal care, from emerging brands such as Aunt Fannie’s, Hello, and Terra Beauty Bars to globally recognized brands such as Mrs. Meyers, Seventh Generation, Method, Burt’s Bees and Babyganics. Prior to onboarding new brand partners, all brands undergo a thorough review process to ensure they meet our rigorous sustainability criteria, including goals to reduce and eliminate plastic, safe and transparent ingredient standards, certified cruelty-free products, and ethical production.
We take a data-driven approach to category expansion by leveraging the insights garnered through our DTC platform. By carrying third-party products, we are not only able to better serve our customers by providing a wider product assortment, but we are able to understand both category demand and the product attributes that our consumers value before investing in development of our own products.
We offer a highly compelling proposition to our third-party brands by providing access to more than 1.3 million environmentally-conscious and digitally-savvy customers who shopped on our DTC platform in 2022. We consider these third-party brands to be important long-term partners both in serving our customers on our digital platform and in changing the industry for the better. We expect to continue to collaborate with these brands to help bring their complementary products to consumers while also executing on our strategy to make our DTC platform a destination for consumer discovery. Over the long term, we do not view the trends driving Grove’s growth as winner-take-all. Instead, we believe that lifting the industry towards zero plastic waste will be the “new normal” and will materially benefit Grove.

Product Development and Innovation
We believe we have a durable competitive advantage in product development, based on the data and consumer insights garnered through our DTC platform. We estimate that we can develop products faster than most traditional CPG companies using a variety of strategies only available as a result of our DTC platform:
•We can test market acceptance of product attributes prior to or as part of product launch, including fragrance, price point, marketing messaging, sustainability and more. We can assess market acceptance of products on our DTC platform prior to a product ready date to determine consumer interest via our waitlist feature.
•We can quickly gather consumer feedback by including samples in existing shipments, conducting online focus groups, and asking our consumers directly. We can then improve the products where possible and relaunch or drop underperforming SKUs at relatively little cost.
•We can launch products on our DTC platform at any point, without the constraints of retailer shelf reset timelines.
•We have a deep understanding of our consumers based on historical purchasing behavior, demographic information, and the ways in which they engage with our community and platform.
In addition, our research and product development team brings both HPC product experience as well as digital channel know-how to our innovation road map. We believe the combination of best-in-class data along with our innovation capabilities allows us to consistently produce high-quality, efficacious products with a speed to market unmatched in our industry.
Sustainability and Environmental Health and Safety
Our corporate sustainability ethos and sustainable product offering are Grove’s primary differentiator. Our customers demonstrate a prioritization for our carefully curated and screened products that align with their values around environmental health and safety. As part of that value proposition, we pride ourselves on our industry-leading work in sustainability around the areas most material to our business: plastic, carbon and forests.
Plastic
The HPC industry has been built on seemingly cheap and disposable single-use plastic packaging. As consumers awaken to the reality of the plastic pollution crisis, they are urgently and increasingly demanding bold new solutions.
Plastic Neutrality. Grove is leading the industry in becoming a plastic-neutral consumer products retailer. For every ounce of plastic we sell, we fund the collection of an equal amount of ocean-bound or terrestrial plastic pollution to mitigate our plastic footprint while we transition to long-term plastic-free solutions. We work with rePurpose Global to fund plastic pollution collection and infrastructure development in India, Kenya and Colombia.
Beyond Plastic. Our industry has historically addressed the plastic pollution crisis by setting unrealistic goals about recycled content that will be impossible to achieve given the realities of recycling infrastructure. Our goal to be “Beyond Plastic” (our standard which indicates the best-available solutions in either zero plastic, refillable or reusable products containing minimal plastic) across our site by the end of 2025 is meant to engender bold action and spur our industry towards plastic-free or low-plastic innovation. This is necessary in order to move away from plastics that are contributing to fossil fuel extraction, global pollution and the erosion of core ecosystems. While we recognize that some plastics may still be unavoidable given the absence of feasible alternatives, our intention is to make as much of our packaging and product assortment free from virgin, single-use plastic and shift towards a model of refill and reuse.
Forests
Our industry is heavily dependent on natural fiber, and paper goods are a staple of home essentials. Without a robust commitment to a deforestation-free supply chain or to increase the recycled content within paper products, the HPC industry supports a fiber industry which is increasingly at odds with the reforestation and biodiversity protection that climate science calls for with increasing urgency. Our aim is to restore forests through our business, both by avoiding use of paper products that contribute to deforestation as well as by actively funding reforestation, both directly and through our carbon offset program.
Two Million Acres of Forest. Through the Arbor Day Foundation, we met our goal of one million trees planted in April of 2022. This initiative is included within the One Trillion Trees Initiative, to which Grove is a signatory. As our next iteration of this goal, we will work with The Nature Conservancy to protect 2 million acres of American forests in the Alaskan Tongass by 2030.

Tree-Free Paper. Grove’s line of tree-free paper products is made entirely from Forest Stewardship Council certified bamboo, a sustainable and fast-regenerating fiber. Not only do Grove’s paper products offer a high-quality alternative to traditional paper products that contribute to deforestation, but they support our goals around forest protection.
Carbon
Our goal is to decouple the growth of our business from our carbon footprint through a focus on mitigation and supplier engagement. For our remaining emissions, we are committed to the highest standard of offset purchases, with a focus on nature-based projects which prioritize habitat protection, biodiversity and supporting local and indigenous communities.
CarbonNeutral Certified Company. We are proud to be a Certified CarbonNeutral company since 2021, meaning that we have purchased carbon offsets to neutralize all of the emissions related to the business activities that are under our direct control, which excludes manufacturing and supply chain. In order to maintain this certification, we are required to continue to reduce or offset the carbon emissions generated by our business activities, consumer shipments and several other areas of our company indicated by the CarbonNeutral protocol. This codifies our commitment to maintain our values as our business grows.
Net Zero by 2030. Expanding upon our efforts to mitigate and neutralize our direct emissions, we are committed to achieving Net Zero emissions by or before 2030 for our entire carbon footprint for greenhouse gas (“GHG”) Protocol Scopes 1-3 (which include all business activities, product manufacturing and our supply chain). We plan to achieve this through a primary focus on mitigation, with nature-based offsets augmenting the effort. We will disclose our annual progress towards achieving these goals in our annual sustainability report.

Science-Based Targets. With a priority on reducing our emissions as much as possible, we have set Science-Based Targets across scopes 1-3. We will continue to report on our progress in our annual sustainability report.

Our Customers
We seek to build a brand that appeals to a broad consumer population, and we have found that our customer base is diverse and expansive, reinforcing our belief that our product offerings, brands, and value proposition span gender, age, geography, ethnicity, and household income across the United States. We regularly conduct surveys, and, based on customer feedback, we believe that our typical customer cares deeply about their family and their homes, seeks safe and effective products, and is conscientious about the impact they have on the planet. Motivated by a desire to learn and discover, they are spending more time engaging with the natural HPC category and making sustainable choices as part of their environmentally conscious lifestyle. Of note, we see success in geographies across political and demographic groups, not just with a niche of “dark green” consumers.
Our Omnichannel Distribution Strategy
We reach consumers through both DTC and retail channels to maximize exposure to our consumers. Our omnichannel approach enables us to reach more customers with differentiated offerings. Our channels are complementary to each other and learnings from each further enhance the entire Grove community.
DTC Platform
Our website enables consumers to view our entire product portfolio including Grove Brand and third-party products across a variety of categories. Through the website, we offer customers exclusive deals and offers, share newly launched products and display our wide array of seasonal bundles. We offer customers our flexible monthly subscribe-and-save shipment service to help them stay on top of their home care regimen, as well as non-subscription options to ship as needed. Customers can subscribe to individual products at appropriate cadences to make sure they never run out. We leverage data to further enhance the customer experience by personalizing pages to better fit the customers shopping needs. Our DTC shoppers can reach out to our Grove Guides team for any questions pertaining to their orders. Customers can call, chat, text, or email our Grove Guides team to modify orders, ask about new products, request a refund, or learn more about our sustainability practices. All of our shipments are carbon neutral and all plastic sold is offset through our partnerships with rePurpose Global.
Grove believes that we can go farther together in achieving the shared goal of making our industry more sustainable. We remain committed to building high-value, long-term relationships with other leading brands that can complement the Grove Brand products in our DTC offering. For our third-party brand partners, our DTC platform provides a unique way for our partners to tell their brand and product stories to consumers at scale. We provide a dedicated channel that enables brands to reach customers whose values are aligned with our brand partners directly, which our partners may be unable to reach through typical brick-and-mortar channels. Our DTC platform also provides a channel for our partners to launch and scale plastic-free or low-plastic packaging. Our direct connection to consumers aids our partners by providing valuable product feedback at a rate typically much faster than retail channels. As a result of our scale and strict product standards, we believe placement on our platform provides a positive brand association for our partners.
Retail
We expanded into brick-and-mortar retail in April 2021, with the launch of a curated assortment of Grove Co. best sellers in cleaning, hand and dish categories at Target, in a nationwide partnership both in store and on Target.com, including endcap, category and mobile app activation. Our products are in all Target stores across the United States, in over 1,900 retail doors and we doubled our assortment in 2022. We also expanded our retail partners to include Kohl’s, Giant Eagle, Harris Teeter, Meijer, CVS and HEB with additional major national retailers including Walmart and Costco expected to launch in 2023. Our products are currently sold in over 4,000 stores across these retail partnerships as of December 31, 2022. We believe our retail strategy will generate additional brand awareness, especially as consumer concerns about single-use plastic continue to rise.
Our Grove Brand products that are sold at retail outlets offer an attractive value proposition to our omnichannel retail partners. Our products offer low-risk, incremental revenue stemming from our DTC proof points and the benefit of association with our earth-friendly market positioning. Retailers understand the importance of offering consumers zero-waste options, and Grove’s assortment is a market leader. While the distribution of Grove Brand products through our omnichannel retail partners was not material to our financial results in 2021 or 2022, we expect retail expansion to be a significant driver of growth and revenue in future years.
Supply Chain and Operations
Freight
Our freight strategy focuses on inbound and outbound transportation. For inbound shipments, we utilize state-of-the-art transportation management systems that optimize time and costs. For outbound fulfillment parcel shipping, we partner with national as well as regional carriers to ensure timely and efficient delivery to our customers. We utilize a rate-shop service to identify best pricing and time in transit for our delivery points. Freight costs represent a significant portion of our operating expenses.
Fulfillment
We have three fulfillment centers dedicated to our DTC platform, which are capable of reaching approximately 91% of our consumers with two-day or faster shipping. We fulfill orders for our retail partners through third-party logistics partnerships. We also regularly work to optimize and automate our operations to improve our margin profile while ensuring a seamless shopping experience for customers.
Supply Chain
We maintain a diversified global supply chain for sourcing our Grove Brand products to ensure product quality and integrity. Grove suppliers are required to meet standards around workplace safety and conditions, human rights record and product liability coverage. In addition, Grove is a member of Amfori’s Global BSCI audit platform that is working to improve social performance in human supply chains.
Tying our supply chain to our emissions reduction goals, we have set Science-Based Targets (for Scopes 1-3 and are collecting emissions data from all top suppliers.
Competition
The markets in which we operate are highly competitive.
Our Grove Brands face significant competition from both established, well-known legacy HPC players as well as from emerging direct-to-consumer brands. Select competitors include: The Clorox Company (parent company of Burt’s Bees), Colgate-Palmolive Company (parent company of Tom’s of Maine and hello), The Honest Company, Procter & Gamble (parent company of Native), Reckitt Benckiser Group plc., SC Johnson (parent company of method and Mrs. Meyer’s Clean Day), and Unilever PLC (parent company of Seventh Generation). Certain of these and other competitive brands are also vendor partners on our DTC platform.
We compete based on a variety of factors, including product efficacy, clean formulation, sustainability, price and value. We believe that we compete favorably across these factors.
Our DTC platform competes with players across two primary channels: (i) brick-and-mortar businesses including supermarkets, warehouse clubs and mass merchants and (ii) ecommerce platforms and online retailers.

We compete based on a variety of factors, including product availability, value, trust, and convenience, as well as our ability to connect with and establish direct relationships with our consumers. We believe that we compete favorably across these factors.
Human Capital
We strive to make our workplace, our products, and our services more equitable and inclusive. We believe an inclusive culture contributes to Grove’s success in spreading healthy habits.
Our People
We value our employees. They are our most important asset and key to the success of our company and mission. We seek to recruit and retain talented and engaged team members who are committed to our values, goals, and our community. The passion of our employees is evident in the design and delivery of our products, the support we provide to our consumers and the impact we are making in our community and industry.
As of December 31, 2022, we had approximately 550 full-time employees, as well as a smaller number of part-time and temporary employees; approximately 70% of our total employee population is located in our fulfillment centers.
Diversity, Equity and Inclusion
We believe that a more inclusive and equitable HPC industry starts with a strong commitment within our workplace, as well as on our virtual shelves. From the beginning, we have been focused on building a team where all employees and customers are seen, heard and feel valued. We began our diversity, equity and inclusion journey by engaging our employees and leaders in trainings that require critical thinking, programs that inspire grassroots action, and conversations that open us up to diversity of thought. This foundational framework was more important for us to focus on before we hit the checkmarks, because a company with good-looking numbers means nothing if we cannot thrive.
Facilities
Our corporate headquarters is located in San Francisco, California, and we use this facility for engineering, finance, marketing, human resources, legal, information technology and security, physical product development, research and science, supply chain, and other administrative functions. We are committed to utilizing a hybrid workforce and as such, we are actively marketing a portion of this space for sublease.
We also lease three fulfillment center locations in Reno, Nevada; St. Peters, Missouri; and Elizabethtown, Pennsylvania, which we use for inbound and receiving, packing and shipping, transportation, operations technology, warehouse IT, operations management, and human resources.
Data Privacy and Cybersecurity
We invest in cybersecurity to protect intellectual property, customer data, manage reputational risk, and maintain business continuity across our devices, applications, and corporate networks. We strive to ensure ongoing compliance with the requirements under relevant standards including PCI, the Sarbanes-Oxley Act of 2002 (SOX), and relevant data privacy and protection regulations. Additionally, our teams use the standards, guidelines, and practices from the NIST Cybersecurity Framework (CSF) to understand and manage cybersecurity risk. We continually monitor and proactively address identified cyber security risks through a combination of automated tools, external audits, and recurring review from our internal cybersecurity working group and report any material findings and incidents to the audit committee of the board of directors. Our data privacy practices are designed to ensure security, compliance, and privacy while collecting, storing, and creating insights from the data.
Trademarks and Other Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology. Our principal trademark assets include the trademarks “Grove,” “Grove Co.,” and “Grove Collaborative,” which are registered in the U.S. and targeted foreign jurisdictions, as well as our logos, taglines and multiple product brand names. We have applied to register or registered many of our trademarks in the U.S. and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.
Worldwide, we have 16 issued patents and 11 patent applications pending. Our issued patents will begin expiring in December 2028. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
We are the registered holder of multiple domestic and international domain names that include “grove” and similar variations. We also hold domain registrations for many of our product names and other related trade names and slogans. In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and the terms and conditions governing our agreements with other third parties.
Government Regulation
The vitamins/dietary supplements, foods, OTC drugs, cosmetic products and medical device products we sell under our own brands and from third-party brands are subject to regulation by the Food and Drug Administration (the “FDA”). Substantially all of our products are subject to regulation by one or more of the following: the Consumer Product Safety Commission (the “CPSC”), the EPA, the Federal Trade Commission (the “FTC”), as well as various other federal, state, and local regulatory authorities. These laws and regulations principally relate to the ingredients or components, proper labeling, advertising, packaging, marketing, manufacture, registration, safety, shipment and disposal of our products.
Under the Federal Food, Drug and Cosmetic Act (the “FDCA”), cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify, promote attractiveness or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized. If the safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA regulations. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of our product or to make changes to our manufacturing processes or product formulations or labels.
On December 23, 2022, Congress passed the Food and Drug Omnibus Reform Act of 2022, as part of the Consolidated Appropriations Act of 2023. Included in the Omnibus Reform package is the Modernization of Cosmetics Regulation Act of 2022 (“MOCRA”), which provides FDA with additional authority to regulate cosmetic products. MOCRA, when fully implemented by FDA, will require, among other things, the reporting to FDA of serious adverse events associated with the use of a cosmetic product in the United States, cosmetic facility registration and product listing, the maintenance of safety substantiation files and the establishment of good manufacturing practices for cosmetics. MOCRA also provides FDA with mandatory recall authority over cosmetic products.
Our tampon, feminine and sexual health products are regulated as medical devices by the FDA and must be manufactured in an establishment registered with the FDA and in conformity with applicable regulatory clearances, device listing and quality system regulations. In addition, there are requirements for the reporting of certain adverse events or medical device reports for medical devices.
The FDA may change the regulations as to any product category, requiring a change in labeling, product formulation or analytical testing.
We are subject to regulation by the CPSC under the Consumer Product Safety Act, the Federal Hazardous Substances Act, and other laws enforced by the CPSC. These statutes and the related regulations establish safety standards and bans for consumer products. The CPSC monitors compliance of consumer products under its jurisdiction through market surveillance and has the authority to conduct product safety related inspections of establishments where consumer products are manufactured, held, or transported. The CPSC has the authority to require the recall of noncompliant products or products containing a defect that creates a substantial risk of injury to the public. The CPSC may seek penalties for regulatory noncompliance under certain circumstances. CPSC regulations also require manufacturers of consumer products to report to the CPSC certain types of information regarding products that fail to comply with applicable regulations, that contain a defect which could create a substantial product hazard, or that create an unreasonable risk of serious injury or death. Certain state laws also address the safety of consumer products and mandate reporting requirements, and noncompliance may result in penalties or other regulatory action.

Certain of our products are also subject to regulation by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). FIFRA establishes a system of pesticide, including disinfectant products, regulation to protect applicators, consumers and the environment. Under FIFRA, certain of our cleaning products, including the disinfectant products, may require approval from and registration with the EPA prior to sale. Products subject to FIFRA must comply with specified approval, registration, manufacture, labeling, and reporting requirements, among other requirements. The

EPA is authorized to take enforcement action to prevent the sale or distribution of non-compliant disinfectant products, including to prevent the sale or distribution of unregistered disinfectants and to prevent the sale or distribution of registered pesticides that are not permitted to make claims permitted by the terms of their registration, among other areas of non-compliance. The EPA may seek penalties for regulatory noncompliance under certain circumstances. Manufacturers subject to FIFRA are also required to register with the EPA and report certain types of information regarding disinfectant products to the EPA. Importers and exporters of products regulated under FIFRA are also subject to filing and other requirements. Certain state laws may also impose requirements applicable to cleaning products, and non-compliance may result in penalties or other regulatory action.
The USDA enforces federal standards for organic production and use of the term “organic” on certain product labeling, including for foods and dietary supplements. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law.
The FTC, FDA, USDA, EPA, and other government authorities also regulate advertising and product claims regarding the characteristics, quality, safety, performance and benefits of our products. These regulatory authorities typically require a safety assessment of the product and reasonable basis to support any factual marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that our efforts to support our claims will be considered sufficient. The most significant area of risk for such activities relates to improper or unsubstantiated claims about the composition, use, efficacy and safety of our products and their environmental impacts. If we cannot adequately support safety or substantiate our product claims, or if our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, the FDA, FTC or other regulatory authority could take enforcement action, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials or stop selling certain products and require us to accept burdensome injunctions, all of which could harm our business, reputation, financial condition and results of operations.
The FTC recently issued the “Health Products Compliance Guide” (“FTC Guide”) which provides guidance from FTC regarding how companies should ensure that claims about the benefits and safety of health-related products are truthful, not misleading, and supported by science. This new FTC Guide applies to all products making health-related claims, including, but not limited to, food, over-the-counter drugs, dietary supplements and homeopathic products. Of significance, the FTC Guide provides that, as a general matter, substantiation of these type of claims will require randomized, controlled human clinical testing; animal and in vitro studies may provide useful supporting or background information, but, without confirmation by human clinical testing, they are not sufficient to substantiate health-related claims.
In addition, the FTC regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Endorsement Guides”). The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer could not itself legally make. They also say that if there is a connection between an endorser and the marketer that consumers would not expect and it would affect how consumers evaluate the endorsement, that connection should be disclosed. Another principle in the Endorsement Guides applies to ads that feature endorsements from people who achieved exceptional, or even above average, results from using a product. If the advertiser does not have proof that the endorser’s experience represents what people will generally achieve using the product as described in the ad, then an ad featuring that endorser must make clear to the audience what results they can generally expect to achieve, and the advertiser must have a reasonable basis for its representations regarding those generally expected results. Although the Endorsement Guides are advisory in nature and do not operate directly with the force of law, they provide guidance about what the FTC staff generally believes the Federal Trade Commission Act (the “FTC Act”) requires in the context using of endorsements and testimonials in advertising and any practices inconsistent with the Endorsement Guides can result in violations of the FTC Act’s proscription against unfair and deceptive practices.
To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Endorsement Guides and we will otherwise endeavor to follow the FTC Act and other legal standards applicable to our advertising. However, if our advertising claims or claims made by our social media influencers or by other endorsers with whom we have a material connection do not comply with the Endorsement Guides or any requirement of the FTC Act or similar state requirements, the FTC and state consumer protection authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials and require us to accept burdensome injunctions, all of which could harm our business, reputation, financial condition and results of operations.
We are also subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. In particular, we are subject to federal, state, and local laws regarding privacy and protection of people’s data. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the U.S. Federal and state laws in the U.S. and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. In addition, California voters recently approved the CPRA, which went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, potentially resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning privacy and data protection which could affect us. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.
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
As noted in “Risk Factors,” the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices, and the Federal Trade Commission is currently investigating our billing and automatic renewal practices. As of the date of this filing, no legal proceeding has commenced regarding these investigations.

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

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussions on the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be founder under “Cautionary Note Regarding Forward-Looking Statements” and Part 1, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.

Summary Risk Factors

Risks Related to Our Business

•We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.
•Advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
•Our significant growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth, or if our revenue declines, our business could be adversely affected.
•Our quarterly operating results fluctuate, which could cause our stock price to decline.
•We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce our investments in advertising and other strategic initiatives planned for future growth.
•Success of our retail and product innovation strategies depends on a variety of factors including, but not limited to, our ability to obtain additional financing, costs to scale, global economic downturns and other macroeconomic conditions or trends.
•We may not be able to compete successfully
•Competition in the natural and sustainable consumer products market presents an ongoing threat to the success of our business.
•We must find sustainable solutions that support our brand and long-term growth.
•If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.
•We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our efforts may or may not be successful.
•Our brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.
•Failure to introduce new products that meet the expectations of our customers may adversely affect our ability to continue to grow.
•Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business, financial condition, results of operations and prospects.
•We may become subject to product liability claims, which could materially harm our reputation, financial condition, and liquidity if we are not able to successfully defend or insure against such claims.
•We are subject to a number of other laws and regulations, which could impact our business.
•The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.
•We have pursued and may intend to pursue acquisitions to expand our business, and if any of those acquisitions are unsuccessful, our business may be harmed.
•We may experience damage or destruction to our distribution centers, which may harm our business, results of operations and financial condition.
•We are dependent on our management team, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.
•Labor-related matters, including labor disputes, may adversely affect our operations.
•If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside of the United States.

•Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution, infrastructure and logistics to third-party providers, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.
•If our third-party suppliers and manufacturers do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, financial condition, results of operations and prospects could be harmed.
•If we or our distribution partners do not successfully optimize, operate and manage the expansion of the capacity of our warehouse fulfillment centers, our business, financial condition, results of operations and prospects could be adversely affected.
•Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
•Risks associated with the outsourcing of our fulfillment process and other technology-related functions could materially and adversely affect our business, financial condition, and results of operations.
•We are subject to risks related to online payment methods, including third-party payment processing-related risks.
•We have only recently expanded to offer our own branded products in retail stores and our inability to secure, maintain and increase our presence in retail stores could adversely impact our revenue.
•We may be unable to adequately obtain, maintain, protect, defend and enforce our intellectual property rights.
•We rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and others to protect our proprietary rights.
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights.
•We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business, financial condition, results of operations and prospects.
•If we (or our vendors) are unable to protect against or adequately respond to mitigate the impacts of a service interruption, data corruption, or cybersecurity attack, our operations could be disrupted, our reputation may be harmed and we could face significant costs to remediate the incident and defend against claims by business partners, customers, or regulators. Such security breaches or other cybersecurity incidents may harm our reputation and expose us to loss of consumers and business.
•We use open source software in our platform, which may subject us to additional risks and harm our intellectual property
•The actual or perceived failure by us or our vendors to comply with applicable privacy and data protection laws, regulations or industry standards could have an adverse effect on our business, financial condition, results of operations and prospects.
•Changes in existing laws or regulations or related official guidance, or the adoption of new laws or regulations or guidance, may increase our costs and otherwise adversely affect our business, financial condition, results of operations and prospects.
•Failure by our network of retail and ecommerce partners, suppliers or manufacturers to comply with product safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.
•Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate.
•As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.
•As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.
•We and our directors and executive officers may be subject to litigation for a variety of claims, which could harm our reputation and adversely affect our business, results of operations and financial condition.

Risks Relating to Ownership of Company Securities

•The price of our Class A Common Stock and our warrants may be volatile.
•Warrants are or may become exercisable for shares of our common stock, and additional shares of our common stock may become issuable, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•The Public Warrants may never be in the money, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment.
•We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to holders of the Public Warrants, thereby making the Public Warrants worthless.
•Our dual-class structure may impact the stock price of our Class A Common Stock.
•We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•We may incur debt or assume contingent or other liabilities or dilute our stockholders in connection with acquisitions or strategic alliances.
•Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our Class A Common Stock to decline.
•The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, holders of our Class A Common Stock may not receive any return on investment unless such holders sells their Class A Common Stock for a price greater than that which such holder paid for it.
•If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
•We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
•If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our reported financial information and this may lead to a decline in our stock price.
•Delaware law and our governing documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•Our Charter designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees, or agents.

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

Many products that we sell are labeled and advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits, including, by way of example, the use of the term “natural”, “organic”, “clean conscious”, or “sustainable”, or similar synonyms or implied statements relating to such benefits. Grove’s brand as a whole is marketed using similar environmental language. The Federal Trade Commission’s (FTC) Guides For The Use Of Environmental Marketing Claims, or the “Green Guides,” provide guidance on how to use environmental marketing claims, provide specific guidance for certain terms (e.g. “recyclable”), and recommend against using unqualified statements about environmental benefits such as “eco-friendly”. Although the FDA and the USDA each have issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” for use in the consumer and personal care industry. This is also true for many other claims common in the clean conscious product industry.

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

Many of our products are subject to regulatory enforcement:

•The FDA regulates product labels and other product claims for the consumer products subject to its jurisdiction and has the authority to challenge product labels and claims that it believes are non-compliant or false or misleading, through the use of a variety of enforcement tools (e.g., Warning Letters, untitled letters, and seizure actions). In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components.

•The FTC has the authority to challenge claims made in product advertising and requires that such claims are adequately substantiated prior to use. The FTC similarly has enforcement tools that it uses to challenge advertising claims that it deems non-compliant with the law.

•The USDA enforces federal standards for organic production and use of the term “organic” on product labeling. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law. Failure to comply with these requirements may subject us to liability or regulatory enforcement. Consumers may also pursue state law claims challenging use of the organic label as being intentionally mislabeled or misleading or deceptive to consumers.

•In addition, certain products, including the disinfectant products, we sell may require approval from and registration with the EPA and state regulatory agencies prior to sale. Products that expressly or impliedly claim to control microorganisms that pose a threat to human health may be subject by additional regulatory scrutiny and need to be supported by additional efficacy data. Should we advertise or market these regulated products with claims that are not permitted by the terms of their registration or are otherwise false or misleading, the EPA and states may be authorized to take enforcement action to prevent the sale or distribution of disinfectant products.

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

Our significant growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth, or if our revenue declines, our business could be adversely affected.

We have experienced significant growth since our launch in 2012. For example, our revenue grew from approximately $7 million in 2016 to $383.7 million in the year ended December 31, 2021, and then declined to $321.5 million in the year ended December 31, 2022. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business, if any, depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; expand distribution to new retail partners; continue to innovate and introduce new products; maintain and improve our technology platform supporting our e-commerce business; expand our supplier and fulfillment capacities; expand internationally; and maintain quality control over our product offerings.

At the same time, the macroeconomic environment has changed significantly in recent months, with increasing inflationary pressure on consumer spending, and increasing interest rates and reduced access to capital constraining liquidity, both of which may cause us to reduce spending in areas that historically drive growth and which could materially adversely affect our business.

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

We have incurred significant losses since our inception. For the years ended December 31, 2022, 2021 and 2020 we incurred net losses of $87.7 million, $135.9 million and $72.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $577.9 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we broaden our customer base, expand our retail distribution platform, enhance our existing online direct-to-consumer website and mobile application, continue to expand research and development efforts to grow the product assortment offered by our Grove-owned brands, acquire or create additional Grove-owned brands, and hire additional employees to support our growth. Historically, Grove has devoted most of its financial and other resources on sales and marketing, including a significant expansion of our marketing team and budget; continued expansion of our business; research and development related to our products; and general administration expenses, including legal, accounting and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website and mobile application, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the Equity Purchase Agreement may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Equity Purchase Agreement will depend upon market conditions and other factors. Additionally, in no event may we sell more than 32,557,664 shares of our common stock to Yorkville under the Equity Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our stock price exceeds $3.07, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of the March 14, 2023, our average trading price in 2023 was $0.48, without considering our average daily trading volumes and other market demand factors for our stock, we would be able to raise approximately $14.6 million, net of issuance costs, under the Equity Purchase Agreement. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Equity Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this Form 10-K and prior to any such sales, the number of shares of common stock that we will sell under the Equity Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Equity Purchase Agreement. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

In December 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Ocean II PLO LLC as administrative and collateral agent, and the lending institutions party thereto that replaced our existing credit facilities by and among (i) Grove and Silicon Valley Bank dated as of July 29, 2020 and (ii) Grove, Silicon Valley Bank, as administrative agent and collateral agent thereunder and the lenders party thereto, dated as of July 29, 2020. Among other things, the Loan Agreement provides for a four-year $72.0 million term loan. The term loan bears interest at the greater of (i) fifteen percent (15.0%), and (ii) seven and one-half of one percent (7.50%) plus the Prime Rate then in effect. Our obligations under the Loan Agreement may be accelerated or the commitments terminated upon the occurrence of an event of default under the Loan Agreement, which includes payment events of default, breaches in the performance of certain affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related events of default, events of default arising in connection with changes in control and other customary events of default. Any such acceleration could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Success of our retail and product innovation strategies depends on a variety of factors including, but not limited to, our ability to obtain additional financing, costs to scale, global economic downturns and other macroeconomic conditions or trends.

Our ability to successfully increase our retail presence and investment on product innovation depends on several factors, including, but not limited to, obtaining additional financing, our ability to execute our growth strategy, the level of investment required to scale, and external factors such as global economic slowdowns and changing customer preferences. Failure to effectively manage these risks and investments could have a material adverse effect on our business, financial condition, and results of operations.

Expanding our retail presence may require significant investments in infrastructure, including facilities, technology, and personnel. These investments may be more significant than anticipated, and we may not be able to generate sufficient revenue through retail channels to offset these costs, which could negatively impact our financial performance. We may also experience delays or unexpected difficulties in our plan, which could result in lost opportunities and harm our relationships with existing and potential customers.

Our retail success may also be affected by global economic slowdowns or other macroeconomic factors beyond our control. An economic slowdown could lead to decreased consumer spending, which could reduce demand for our products.

There can be no assurance that we will be able to achieve sufficient levels of sales, profitability, or market acceptance to justify our investments in expanding our retail presence and innovate new products. Additionally, the success of our retail expansion and product development will depend on our ability to compete effectively against established and emerging competitors, some of whom may have greater financial, marketing, and other resources than us.

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

Today, Grove is completely plastic neutral, which means that for every ounce of plastic that we ship to our customers, we, through our partner rePurpose Global, collect and retire the same amount of nature bound plastic pollution. To quantify the amount of plastic we ship to our customers, we weigh and record the amount of plastic in every Grove Brand product we sell, and receive data on plastic weight from the makers of third-party products sold on our platform. Using these numbers, we calculate how much plastic we send in each order. Furthermore, Grove has a stated goal of our products being plastic-free as defined by its Beyond Plastic standard by 2025. If Grove is unable to remain plastic neutral or unable to meet our goal of our products meeting the Beyond Plastic standard by 2025, our brand reputation may suffer. Not only is there a risk around finding appropriate replacement materials, but due to high demand, the cost of alternative packaging materials could significantly increase in the foreseeable future and this could impact our business performance. Similarly, the cost associated with collecting and recycling nature bound plastic could significantly increase in the foreseeable future and this could impact our business performance.

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

We have also diversified our marketing initiatives designed to acquire customers through increased emphasis on search engine optimization, streaming digital video services, and linear television. These new acquisition channels may not perform as well as our historical social media advertising channels. Our efforts to diversify customer acquisition channels may not be effective, which could negatively affect our results of operations.

Customer acquisition costs may fluctuate and rise on the channels that have been successful for us historically and on new channels that we are introducing. Rising costs may limit our ability to expand or maintain our acquisition efforts which could negatively affect our results of operations.

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

We may become subject to product liability claims, which could materially harm our reputation, financial condition, and liquidity if we are not able to successfully defend or insure against such claims.

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

Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. For example, in the last few years, California, New York, Illinois, Delaware, and Colorado all enacted more robust requirements regulating subscription programs.

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

Our products are also subject to state laws and regulations, such as California’s Proposition 65 (“Prop 65”), which requires a specific warning on any product that causes an exposure to a substance listed by the State of California as known to cause cancer, birth defects or other reproductive harm, unless the exposure is below the warning level. We have in the past been subject to lawsuits brought under Prop 65, and if we fail to comply with Prop 65 in the future, it may result in lawsuits and regulatory enforcement that could have a material adverse effect on our reputation, business, financial condition, results of operations and prospects. Further, the inclusion of warnings on our products to comply with Prop 65 could also reduce overall consumption of our products or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs, all of which could adversely affect our reputation, business, financial condition, results of operations and prospects.

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

Quantifying the adverse impact of the COVID-19 pandemic is difficult given the pervasive disruptions and changes to society that it has caused. At the onset of the pandemic, we incurred approximately $600,000 in costs associated with additional cleaning and sanitization measures such as sanitation stations, supplies, and installation of disinfecting lights. In early 2020, we also reduced our marketing spending because of the economic uncertainty associated with the pandemic, potentially resulting in a reduction of our new customer acquisition since new customer acquisition is primarily driven by our marketing activities. As the pandemic has continued, its disruption has spread to our shipping, supply chain and labor, along with inflation resulting from the pandemic. For example, from fiscal year 2020 into 2021, we experienced an increase of approximately 10% in wages for employees at our fulfillment centers due to labor shortages and macroeconomic trends in labor markets, and increased inbound shipping rates that reduced margins on our Grove-owned brands by approximately 200 basis points. These costs continued to increase in 2022 compared to 2021. As a result of supply chain disruptions and increased shipping costs, we are also placing orders with our suppliers further in advance, which negatively impacts our cash flow. While we believe some of these upward cost trends have stabilized, others may continue to increase in the future which may result in further adverse financial impacts.

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

We have pursued and may intend to pursue acquisitions to expand our business, and if any of those acquisitions are unsuccessful, our business may be harmed.

Our strategy may include the expansion of our business through the acquisition of other businesses, products or technologies, or through strategic alliances. Acquisitions involve numerous risks, including the possibility that we will pay more than the value we derive from the acquisitions which could result in future non-cash impairment charges, and incremental operating losses; difficulties in integration of the operations, technologies and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business; the assumption of certain known and unknown liabilities of the acquired companies; difficulties in retaining key relationships with employees, customers, collaborators, vendors and suppliers of the acquired company; and in the case of acquisitions outside of the jurisdictions where we currently operate, the need to address the particular economic, currency, political, and regulatory risks associated with specific countries, particularly those related to our collection of sensitive data, regulatory approvals, and tax management, which may result in significant additional costs or management overhead for our business. Failure to successfully address any of these or other unforeseen challenges would adversely affect our business.

We may experience damage or destruction to our distribution centers, which may harm our business, results of operations and financial condition.

Our distribution centers, as well as our headquarters, are located in areas that have a history of natural disasters, including severe weather events, rendering our distribution centers vulnerable to damage. Any large-scale damage, to or catastrophic loss of products stored in our distribution centers due to natural disasters or man-made disasters such as arson, theft, power disruptions, computer viruses, data security breaches or terrorism, could result in the reduction in value of our inventory and a significant disruption in our business. Further, natural disasters such as earthquakes, hurricanes, tornadoes, fires, floods and other adverse weather and climate conditions; unforeseen health crises, such as pandemics and epidemics, political crises, such as terrorist attacks, war and other political instability (including, for example, cyberattacks or other attacks carried out by Russia following its invasion of Ukraine in February 2022); or other catastrophic events, could disrupt our operations in any of our offices, our remote workforce and distribution centers. For example, in March 2020, we temporarily closed our corporate offices to slow the spread of COVID-19 and protect our employees. Such closures have slowed and may in the future slow or temporarily halt our operations and harm our business, results of operations and financial condition.

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

We offer our products and services in the contiguous United States. Although international expansion is part of our long-term strategy, we may never pursue international expansion and may not be successful if we do so. We would be subject to a variety of risks inherent in doing business internationally, including political, social and/or economic instability; risks related to governmental regulations in foreign jurisdictions and unexpected changes in regulatory requirements and enforcement; fluctuations in currency exchange rates; higher levels of credit risk and payment fraud; enhanced difficulties of integrating any foreign acquisitions; burdens of complying with a variety of foreign laws; lesser protection for intellectual property rights in some countries; difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with operating from international locations and subsidiaries; different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences; compliance with statutory equity requirements; and management of tax consequences and compliance.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution, infrastructure and logistics to third-party providers, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are supplied or manufactured by a limited number of third-party suppliers and manufacturers, and as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the costs of our products, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used to manufacture the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Furthermore, our reliance on suppliers and manufacturers outside of the United States, many of which are located in China, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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

We operate warehouse fulfillment centers located in Reno, Nevada, Elizabethtown, Pennsylvania, and St. Peters, Missouri and contract with a third party for the fulfillment of our products distributed to our retail partners. If we do not optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers.

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

We rely on several vendors for our shipping requirements. If we are not able to negotiate acceptable pricing and other terms with these vendors or if they experience performance problems or other difficulties, it could negatively impact our operating results and our consumer experience. Rising shipping costs and the imposition of surcharges from time to time could negatively impact our operating results. In addition, our ability to receive inbound inventory and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, the invasion of Ukraine by Russia in February 2022 temporarily raised costs related to shipping and our supply chain. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during delivery, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites that carry our products, which could have an adverse effect on our business, financial condition, operating results and prospects.

Risks associated with the outsourcing of our fulfillment process and other technology-related functions could materially and adversely affect our business, financial condition, and results of operations.

We have also outsourced portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories, we are dependent on third-party vendors for credit card processing, we use third-party hosting and networking providers to host our sites, and we contract with a third-party fulfillment provider for the distribution of our products to our retail partners. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to be performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our retail and ecommerce partners, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

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

Our omnichannel strategy includes selling our products through third-party ecommerce and retail partners (including their websites). Our retail operations were established in 2021 and include sales to retail stores and their related websites. The success of our business is largely dependent on our continuing development of strong relationships with major retail chains. Despite our expansion into additional retailers, Target remains our largest retail partner, and our experience operating through the retail channel is limited. Factors that could affect our ability to maintain or expand our sales and our current or any future retail distribution partners include: failure to accurately identify the needs of our customers; a lack of customer acceptance of new products or product expansions; unwillingness of our retail distribution partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; failure to obtain floor space from retail distribution partners, new, well-received product introductions by competitors; damage to our relationships with our retail distribution partners due to brand or reputational harm; delays or defaults on our retail distribution partners’ payment obligations to us; and store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).

The loss of our relationship with Target or other current or future large retail partners could have a significant impact on our revenue. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. We may not be successful in developing those relationships. Consequently, growth opportunities through our retail operations may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish relationships with other retailers in new or current markets. To date, our retail sales have not comprised a significant percentage of our total revenue.

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

As is common in the digital world we operate in, we and our third-party service providers have experienced occasional security incidents involving unauthorized access to our account credentials; however, all such incidents have been remediated and we are not aware of any significant impact resulting from such incidents. While we regularly defend against and respond to cybersecurity threats and attacks, our efforts to contain, mitigate and remediate a data security incident may not be successful, resulting in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. The costs to respond to a significant security breach or security vulnerability, including to provide breach notification where required, can be substantial. We may have to notify stakeholders of security breaches, which may harm our reputation and expose us to loss of consumers and business. Breach notification can lead to negative publicity, may cause our consumers to lose confidence in the effectiveness of our security measures, and could require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach could lead to claims by our consumers or ecommerce or retail customers, or other relevant stakeholders that we have failed to comply with our legal or contractual obligations. As a result, we could be subject to legal action or our consumers or ecommerce or retail customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have, or in the future be able to obtain, adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. If the impact of a security incident or breach or the successful assertion of one or more large claims against us exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business, financial condition, reputation and results of operations.

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

In addition, California voters recently approved the California Privacy Rights Act of 2020 (the “CPRA”) that went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, potentially resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. The effects of this legislation are potentially far-reaching and may impact our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations and prospects.

Other jurisdictions in the United States have already passed or are considering laws similar to the CCPA, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA, which became effective on January 1, 2023, will require us to incur additional costs and expenses in an effort to comply with it. June 2021, Colorado also enacted a similar law, the Colorado Privacy Act (the “CPA”), which becomes effective on July 1, 2023. Many other states are currently considering proposed comprehensive data privacy legislation and all 50 states have passed at least some form of data privacy legislation (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches). At the federal level, the United States Congress is also considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

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

The regulatory environment in which we operate has changed in the past and could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Similarly, in 2012, the FTC announced revisions to its Green Guides discussed above, which assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The Green Guides revisions introduced new and proscriptive guidance regarding advertisers’ use of product certifications and seals of approval, “recyclable” claims, “renewable materials” claims, “carbon offset” claims and other environmental benefit claims. In October 2021, California passed a new environmental marketing law banning recyclability claims unless a product and/or its packaging meets specifically enumerated benchmarks focused on the practical realities of the recycling process; the benchmarks, which have not yet been enumerated, may be more stringent than those currently imposed by the FTC’s Green Guides. In 2022, the FTC issued the “Health Products Compliance Guide” which provides guidance from FTC on how companies can ensure that claims about the benefits and safety of health-related products are truthful, not misleading, and supported by science. In particular, the FTC Guide sets out the FTC’s expectations regarding the substantiation of health-related claims, including that claim substantiation will require randomized, controlled human clinical testing.

In addition, on December 23, 2022, Congress passed the Food and Drug Omnibus Reform Act of 2022, as part of the Consolidated Appropriation Act of 2023, which included the Modernization of Cosmetics Regulation Act of 2022 (“MOCRA”). MOCRA provides FDA with additional authority to regulate cosmetic products including with respect to the reporting of serious adverse events, cosmetic facility registration and product listing, the maintenance of safety substantiation files and the establishment of good manufacturing practices for cosmetics.

Although we strive to adapt our marketing efforts to evolving legal and regulatory requirements and related guidance, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subjected to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in laws, regulations, and related official agency guidance, such as the Endorsement Guides, Green Guides, and Health Products Compliance Guide (or state automatic renewal laws, discussed above), could also introduce new restrictions that impair our ability to market our products effectively and place us at a competitive disadvantage with competitors who, for example, depend less than we do on environmental marketing claims and social media influencer relationships.

Moreover, any change in laws, regulations or guidance relating to manufacturing, advertising, labeling or packaging for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our business, financial condition, results of operations and prospects. New or revised government laws, regulations or guidelines could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which could have an adverse effect on our business, financial condition, results of operations and prospects. We cannot, for example, predict additional costs or other impacts of MOCRA, which among other things, requires FDA rulemaking for the implementation of key provisions.

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

Outstanding Public Warrants and Private Placement Warrants to purchase an aggregate of 14,750,000 shares of our Class A Common Stock may become exercisable in accordance with the terms of the warrant agreement governing those securities with an exercise price of $11.50 per share. However, there is no guarantee that the Public Warrants or the Private Placement Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants and the Private Placement Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment.”

Outstanding warrants to purchase an aggregate of 568,905 shares of Class B Common Stock may become exercisable in accordance with the terms of the warrant agreements governing those securities, the forms of which have been filed as Exhibit 4.5 through Exhibit 4.12 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The exercise prices of the Legacy Grove Warrants are set forth in such warrant agreements, as subsequently adjusted pursuant to the Business Combination.

Outstanding Backstop Warrants to purchase an aggregate of 3,875,028 shares of our Class A Common Stock are exercisable in accordance with the terms of the Backstop Subscription Agreement governing those securities with an exercise price of $0.01 per share.

To the extent any of the Public Warrants, Private Placement Warrants, Legacy Grove Warrants or Backstop Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised or shares be issued, as applicable, could adversely affect the prevailing market prices of our Class A Common Stock.

The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment.

The Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period, or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to holders of the Public Warrants, thereby making the Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force holders of Public Warrants to: (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so; (ii) sell the Public Warrants at the then-current market price when the holder of such Public Warrant might otherwise wish to hold their Public Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of such Public Warrants.

In addition, we may redeem the Public Warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants prior to redemption for a number of our Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants. None of the Private Placement Warrants will be redeemable by us, subject to certain circumstances, so long as they are held by the Sponsor or its permitted transferees.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2022, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 20,794,363. The Compensation Committee of the Board may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock and Public Warrants are publicly traded on the NYSE under the symbols GROV and GROV.WS, respectively. We cannot assure you that our securities will continue to be listed on the NYSE. On December 14, 2022, we received notice from the NYSE that the average per share trading price of our common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement, but we may not be able to do so if our share price does not increase or if our stockholders do not approve a reverse stock split. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	the triggering of an Event of Default as defined by the Structural Debt Facility
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

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, holders of our Class A Common Stock may not receive any return on an investment in our Class A Common Stock unless such holder sells the Class A Common Stock for a price greater than that which such holder paid for it.

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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
All of our physical properties are located within the United States. Our corporate headquarters are in San Francisco, California, where we lease approximately 38,800 rentable square feet of office space. The lease will expire on May 31, 2027. Given our commitment to a hybrid workforce model and reductions in headcount, we are actively marketing a portion of this space for sublease.
We also lease three fulfillment centers in Pennsylvania, Nevada and Missouri. These leases represent approximately a combined 657,000 square feet. We believe our current properties to be sufficient for our needs.
Item 3. Legal Proceedings
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
As noted in “Item 1A. Risk Factors”, the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices, and the Federal Trade Commission is currently investigating our billing and automatic renewal practices. As of the date of this filing, no legal proceeding has commenced regarding these investigations.
Item 4. Mine Safety Disclosures
None

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock and Public Warrants are currently listed on the NYSE under the ticker symbol “GROV” and “GROV.WS,” respectively. VGII's units, public shares, and public warrants were listed on the NYSE under the ticker symbols "VGII.U," “VGII,” and “VGII.WS.” respectively prior to the Business Combination. There is no public trading market for our Class B common stock.
Holders of Record
As of December 31, 2022, there were 402 and 332 stockholders of record of our Class A Common Stock and Class B common stock, respectively. The actual number of holders of our Class A and Class B common stock may be greater than the number of record holders, and may include stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our Class A or Class B common stock. We currently intend to retain all available funds and future earnings to fund the development and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Securities Authorized For Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for the required information.
Recent Sales of Unregistered Securities
Our unregistered sales of equity securities during the year ended December 31, 2022 were previously included in our Quarterly Report on Form 10-Q filed on November 10, 2022 and our Current Report on Form 8-K filed on December 27, 2022.

Item 6. Selected Financial Data
No disclosure required by Item 301 of Regulation S-K as in effect on the date of this Annual Report.

.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.
In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "Grove," “we,” “us,” and “our” refer to Grove Collaborative Holdings, Inc., a Delaware public benefit corporation formerly known as Virgin Group Acquisition Corp. II., and its consolidated subsidiary. References to Virgin Group Acquisition Corp. II. or "VGAC II" refer to the Company prior to the consummation of the Business Combination.
OVERVIEW
Grove Collaborative Holdings, Inc., formally Virgin Group Acquisition Corp. II, is a digital-first, sustainability-oriented consumer products innovator. We use our connection with consumers to create and curate authentic, disruptive brands and products. We build natural products that perform as well as or better than many leading CPG brands (both conventional and natural), while being healthier for consumers and the planet.
Our omnichannel distribution strategy enables us to reach consumers where they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and partner with other leading natural and mission-based CPG brands, providing consumers the best selection of curated products across many categories and brands. We expanded into brick-and-mortar retail in April 2021, with the launch of a curated assortment of Grove Co. best sellers in cleaning, hand and dish categories at Target, and have since established additional retail partnerships with Kohl’s, Giant Eagle, Harris Teeter, Meijer, CVS and HEB. Our products are currently sold in over 4,000 stores across these retail partnerships as of December 31, 2022. We believe our retail strategy will generate additional brand awareness, especially as consumer concerns about single-use plastic continue to rise.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good, which is supported by our flywheel: as we have grown, our product development capabilities and data have improved. Over the long term, we believe that improved innovation grows both topline and, over the long term, can expands margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have grown rapidly and invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss and have an accumulated deficit of $577.9 million as of December 31, 2022. We anticipate that we will continue to incur losses in the future as we continue to invest in advertising and other strategic initiatives planned for future growth and as a result, we will need additional capital resources to fund our operations. Refer to Liquidity, Capital Resources and Requirements below for more information.
Reorganizations
During 2022, due to the ongoing impact of the pandemic, market headwinds, and the steadfast commitment to building a sustainable business, we implemented multiple company-wide reorganizations which included reductions in our workforce of more than 30% of corporate employees to reduce operating expenses and strengthen key strategic areas across the business. In connection with the reorganization, we recorded charges totaling $3.6 million related to the reductions in our workforce in the year ended December 31, 2022.
Business Combination

On June 16, 2022 (the “Closing Date”), we became a publicly traded company as a result of the consummation of our merger with Virgin Group Acquisition Corp. II, a Cayman-domiciled blank check company (“VGAC” II”), which we refer to herein as the “Business Combination”.
On December 7, 2021, concurrently with the execution of the Merger Agreement, VGAC II entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 8,707,500 shares of Class A Common Stock at $10.00 per share for aggregate gross proceeds of $87,075,000 (the “PIPE Investment”). 8,607,500 shares of Class A Common Stock have been issued for aggregate proceeds of $86,075,000, which consummated concurrently with the closing of the Business Combination.
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
Key Factors Affecting Our Operating Performance
We believe that the growth of our business and our future success are dependent on many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to grow our business and improve our operations while staying true to our mission, including those discussed below and in the section entitled “Risk Factors”.
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
Ability to Continue to Innovate in Products and Packaging
Our continued product innovation is integral to our future growth. We have successfully developed and launched over 500 individual products in recent years. The research, development, testing and improvement has been led by our R&D team, which includes chemists and formulators, who work closely with our Sustainability team. These new and innovative products, as well as our focus on environmentally responsible packaging, have been key drivers of our value proposition to date. An important element of our product development strategy is our ability to engage directly with customers through our DTC platform to assess demand and market preferences. To the extent our customers increasingly access our products through retail channels, we will need to innovate our modalities of customer engagement to maintain this important feedback loop. Our continued success in research and development and ability to assess customer needs and develop sustainable and effective products will be central to attracting and retaining consumers in the future and to growing our market penetration and our impact on human and environmental health.
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

Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. Historically, we have successfully acquired new customers through many online and offline marketing channels. In recent periods, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, supply and demand dynamics in the market, and other factors have caused the cost of marketing on these channels to increase consistently. Failure to effectively adapt to changes in online marketing dynamics or otherwise to attract customers on a cost- efficient basis would adversely impact our path to profitability and operating results. We have several initiatives underway that we believe may lower marketing and customer acquisition cost, but these may not be successful and our inability to drive success in new marketing initiatives would adversely impact our profitability and operating results.
In 2020, new customer acquisition, customer acquisition cost, average order value, promotion rates, and growth in order volume by cohort were favorably impacted to a substantial degree by the onset of the COVID-19 pandemic. This was driven both by the increasing use of DTC platforms by customers sheltering in place and by substantially higher demand for many of our product categories, especially personal care and household paper and cleaning products. As COVID-19 restrictions were lifted and to the extent the pandemic continues to subside, the rate of growth experienced in 2020 did not continue into all of 2021. In addition, in 2022, we reduced advertising spend to improve our cash outflow and customer acquisition cost management to progress towards our goal of driving profitable growth. After several years of annual revenue growth, our revenues in the year ended December 31, 2022 were approximately 16% lower than in the prior year, reflecting the challenges that the industry faces as a result of customers buying behaviors that skewed heavily towards DTC platforms during the COVID-19 pandemic reverting to pre-pandemic patterns and from acquiring less customers due to reductions in advertising spend. While we continue to believe that there are long term growth trends in the zero-waste industry and that we will be able to continue to grow our business in the long run, post-pandemic consumer behavior patterns and macro-economic factors will continue to be a risk to our business and will adversely impact our financial performance for at least the near to medium term.
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
Ability to Drive Operating Efficiency and Leverage as We Scale
We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by relentlessly creating and curating planet- first, high-performance brands and products. We have made substantial operating and capital expenditures to build our operations for this opportunity and believe that realization will require sustained levels of investment for the foreseeable future. To achieve profitability over the longer term, we will need to leverage economies of scale in sourcing our products, generating brand awareness, acquiring customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our retail strategy is designed, in part, to help accelerate achievement of this scale, as we leverage the retail presence of our partners and minimize the fulfillment costs associated with our DTC platform and create new revenue streams for our product development efforts. However, we believe that maintaining our DTC presence will remain a key driver of our product innovation and customer satisfaction strategies and serves the need of an important and growing group of consumers that want to shop online. If we are unable to achieve sufficient operating leverage in our business, we may need to curtail our expenditures, which would in turn compromise our prospects for growth and or negatively impact our ability to operate profitably.
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
We believe that the COVID-19 pandemic led to an increase in revenue and profitability leading to better operating results in 2020. The positive drivers were the increase in unpaid new customer acquisition, in general a more favorable customer marketing environment with lower advertising cost, a reduced need for promotion, and a higher activity level of our existing customer base. These factors drove up both revenue and profitability and more than offset the operational and inventory challenges which we successfully navigated. As COVID-19 restrictions were lifted and to the extent the pandemic continues to subside, the rate of growth experienced in 2020 did not continue into all of 2021. In the year ended December 31, 2022, our revenues were approximately 16% lower than the prior year.
The COVID-19 pandemic may have other adverse effects on our business, operations, and financial results and condition, including, among other things, adverse impacts on labor availability, our fulfillment center operations, supply chain and logistics disruptions, consumer behaviors, and on the overall economy, including recent high inflation levels impacting consumer spending. While most areas of the United States have reduced most or all COVID-19 restrictions, as the pandemic continues and if new outbreaks emerge, there remains uncertainty regarding the magnitude and duration of the economic and social effects of the COVID-19 pandemic, and therefore we cannot predict the full extent of the positive or negative impacts the pandemic will have on our business, operations, and financial results and condition in future periods. In particular, the positive trends on our operating results relating to changes in consumer behaviors relating to the pandemic that we have generally seen in 2020 did not continue into all of 2021, started declining in the later part of 2021 and into 2022, and could continue to decline in future periods.
Even after the COVID-19 pandemic subsides, we may experience materially adverse impacts to our business as a result of its economic impact. For additional discussion of COVID-19-related risks, see section entitled “Risk Factors”.
Key Operating and Financial Metrics
In addition to our consolidated financial statements, included elsewhere in this Form 10-K, we assess the performance of our overall business based on the following metrics and measures, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
Over the coming years, we expect to grow our omnichannel presence both in core assortment, adjacent categories and sales channels.
We believe that the future of CPG brand building and consumer demand is omnichannel. Our DTC platform remains a core part of our strategy and customer value proposition in addition to providing key data and customer feedback driving our innovation process. We kicked off our expansion into brick and mortar retail in April 2021 with the launch of a curated assortment of Grove Co. products at Target. In 2022, we continued to expand into other retailers, including CVS, Kohl’s, Meijer, and Giant Eagle. As we aim to continue our leadership in both omnichannel and sustainability, we will aggressively expand our presence into physical retail over the next few years to reach more consumers no matter where they shop.

Our current operating metrics reflect our core strategic focus on growing Grove Brands’ omnichannel presence and revenue, as well as our key DTC platform metrics.

(in thousands, except DTC Net Revenue Per Order and percentages)	Year Ended December 31,
	2022	2021	2020
Financial and Operating Data
Grove Brands % Net Revenue	48%	49%	45%
DTC Total Orders	5,248	6,659	6,860
DTC Active Customers	1,377	1,640	1,732
DTC Net Revenue Per Order	$59	$56	$53
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including: Grove Co., Honu, Peach, Rooted Beauty, and Superbloom divided by our total net revenue. On our DTC Platform, our total net revenue includes revenue from both Grove Brands and third-party brands that we carry, whereas for our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. We view Grove Brands % Net Revenue as a key indicator of the success of our product innovation and growth strategy, and customers’ acceptance of our products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile applications that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the year ended December 31, 2022, DTC Total Orders declined due to our reduction in advertising spend, resulting in fewer new customers and therefore fewer overall orders, and due to continued softness in retention as the economy continues to emerge from the COVID-19 pandemic. We expect this trend to continue through 2023 as advertising remains at current levels.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of our growth of our DTC channel. In the year ended December 31, 2022, DTC Active Customers declined due to our reduction in advertising spend resulting in fewer new customers, and due to continued softness in retention as the economy continues to emerge from the COVID-19 pandemic.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the year ended December 31, 2022 compared to the prior year comparative periods as a result of net revenue management initiatives including the introduction of strategic price increases on Grove Brands and third party products.
Non-GAAP Financial Measures: Adjusted EBITDA and Adjusted EBITDA Margin
We prepare and present our consolidated financial statements in accordance with U.S. GAAP (“GAAP”). In addition, we believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. For these reasons, management uses Adjusted EBITDA in evaluating our operating performance and resource allocation and forecasting. As such, we believe Adjusted EBITDA provides investors with additional useful information in evaluating our performance.
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) stock-based compensation expense; (2) depreciation and amortization; (3) remeasurement of convertible preferred stock warrant liability; (4) changes in fair values of Additional Shares, Earn-out Shares and Public and Private Placement Warrant liabilities; (5) transaction costs allocated to derivative liabilities upon Business Combination; (6) interest expense; (7) interest income; (8) provision for income taxes, (9) restructuring expenses and (10) loss on extinguishment of debt. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.
The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(87,715)	$(135,896)	$(72,260)
Stock-based compensation	45,660	14,610	7,762
Depreciation and amortization	5,716	4,992	4,115
Remeasurement of convertible preferred stock warrant liability	(1,616)	1,234	964
Change in fair value of Additional Shares liability	727	—	—
Change in fair value of Earn-Out liability	(66,359)	—	—
Change in fair value of Public and Private Placement Warrants liability	(5,900)	—	—
Transaction costs allocated to derivative liabilities upon Business Combination	6,873	—	—
Interest income	(521)	—	—
Interest expense	9,685	5,202	5,607
Restructuring expenses (1)	8,879	—	—
Loss on extinguishment of debt	4,663	1,027	—
Provision for income taxes	54	52	41
Total Adjusted EBITDA	$(79,854)	$(108,779)	$(53,771)
Net loss margin	(27.3)%	(35.4)%	(19.8)%
Adjusted EBITDA margin	(24.8)%	(28.4)%	(14.8)%
(1) Restructuring expenses consist of $3.6 million of severance-related charges and $5.3 million related to right-of-use asset impairment charges in connection with our reorganizations.
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
Gross Profit and Gross Margin
Gross profit represents revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. We generally record higher gross margins associated with sales of Grove Brands products compared to sales of third-party products. To help induce first-time customers to purchase on our DTC platform, we generally offer higher discounts and free product offerings, and as a result our overall margins can be adversely affected in periods of rapid new customer acquisition. Our gross margin also fluctuates from period to period based on promotional activity, product and channel mix, the timing of promotions and launches, and inbound transportation rates, among other factors. Our gross profit and gross margin may not be comparable with that of other retailers because we include certain fulfillment related costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of merchandise sold.
Operating Expenses
Our operating expenses consist of advertising, product development, and selling, general and administrative expenses.
Advertising
Advertising expenses are expensed as incurred and consist primarily of our customer acquisition costs associated with online advertising, as well as advertising on television, direct mail campaigns and other media. Costs associated with the production of advertising are expensed when the first advertisement is shown. We expect advertising costs to decrease from the 2022 fiscal year as a result of cash flow and customer acquisition cost management.
Product Development
Product development expenses relate to costs related to the ongoing support and maintenance of our proprietary technology, including our DTC platform, as well as amortization of capitalized internally developed software, and relate to the product and packaging innovation in our Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs. We expect product development costs as a percentage of revenue to be consistent with 2022 as we balance our investments in our proprietary technology, the expansion of our product line, innovative packaging and product improvements with revenue growth.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. While selling, general and administrative expenses have increased in recent periods as a result of activities related to the Business Combination and becoming a public company, we expect selling, general and administrative expense to decrease in the future, as we scale our fulfillment costs by adjusting capacity to changes in order volumes, and from savings from prior and future cost management initiatives, which will offset additional costs associated with operating as a public company.

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packing and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packing materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the statements of operations. We expect fulfillment costs to remain stable in the future on a per order basis, as compared to the 2022 fiscal year.
Interest and Other Expense (Income), Net
Interest expense consists primarily of interest expense associated with our debt financing arrangements. Due to higher interest rates on our Structural Debt Facility (as defined below) and increases in the prime rate, we anticipate cash payments for interest and interest expense to increase in the future.
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
Provision for Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the benefits of tax-return positions in the consolidated financial statements when they are more likely than not to be sustained by the taxing authority, based on the technical merits at the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We recognize interest and penalties related to unrecognized tax benefits, if any, as income tax expense.

Results of Operations
The following table sets forth our results of operations for each period presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue, net	$321,527	$383,685	$364,271
Cost of goods sold	166,875	195,181	188,267
Gross profit	154,652	188,504	176,004
Operating expenses:
Advertising	66,269	107,313	55,547
Product development	22,503	23,408	18,655
Selling, general and administrative	206,863	186,638	168,295
Operating loss	(140,983)	(128,855)	(66,493)
Interest expense	9,685	5,202	5,607
Loss on extinguishment of debt	4,663	1,027	—
Change in fair value of Additional Shares liability	727	—	—
Change in fair value of Earn-Out liability	(66,359)	—	—
Change in fair value of Public and Private Placement Warrants liability	(5,900)	—	—
Other expense, net	3,862	760	119
Interest and other expense (income), net	(53,322)	6,989	5,726
Loss before provision for income taxes	(87,661)	(135,844)	(72,219)
Provision for income taxes	54	52	41
Net loss	$(87,715)	$(135,896)	$(72,260)
The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of revenue)
Revenue, net	100%	100%	100%
Cost of goods sold	52	51	52
Gross profit	48	49	48
Operating expenses:
Advertising	21	28	15
Product development	7	6	5
Selling, general and administrative	64	49	46
Operating loss	(44)	(34)	(18)
Interest expense	3	1	2
Loss on extinguishment of debt	1	—	—
Change in fair value of Additional Shares liability	—	—	—
Change in fair value of Earn-Out liability	(21)	—	—
Change in fair value of Public and Private Placement Warrants liability	(2)	—	—
Other expense, net	1	—	—
Interest and other expense (income), net	(17)	1	2
Loss before provision for income taxes	(27)	(35)	(20)
Provision for income taxes	—	—	—
Net loss	(27)%	(35)%	(20)%

Comparisons of the Year Ended December 31, 2022 and December 31, 2021
Revenue, Net

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Revenue, net:
Grove Brands	$154,854	$187,055	$(32,201)	(17)%
Third-party products	166,673	196,630	$(29,957)	(15)%
Total revenue, net	$321,527	$383,685	$(62,158)	(16)%

Revenue decreased by $62.2 million, or 16% for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by a decrease in DTC Total Orders caused by a reduction in DTC Active Customers. We believe the decline in 2022 is due to our reduction in advertising spend, resulting in fewer new customers and fewer overall orders and due to continued softness in retention as the economy continues to emerge from the COVID-19 pandemic. The declines DTC Total Orders and DTC Active Customers was partially offset by increases in DTC Net Revenue Per Order.
Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Cost of goods sold	$166,875	$195,181	$(28,306)	(15)%
Gross profit	154,652	188,504	(33,852)	(18)%
Gross margin	48%	49%		(1)%
Cost of goods sold decreased by $28.3 million, or 15%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an overall decrease in DTC Total Orders, partially offset by an overall increase in retail sales and a $2.3 million increase to inventory reserves.
Gross margin in the year ended December 31, 2022 decreased by 103 basis points compared to the year ended December 31, 2021 due to an increase in product costs, including inbound freight costs, increases to inventory reserves and increases in sales from retail sales, which produce lower margins than our DTC sales channel, offset by the impacts of net revenue management initiatives including the introduction of strategic price increases on Grove Brands and third party products.
Operating Expenses
Advertising Expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Advertising	$66,269	$107,313	$(41,044)	(38)%
Advertising expenses decreased by $41.0 million, or 38%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to our cash flow and customer acquisition cost management initiatives. Online advertising expenses decreased by $40.1 million and television advertising expenses decreased by $7.5 million. This was offset by an increase of $6.6 million in other advertising campaigns, including advertising focused specifically to attract retail consumers.

Product Development Expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Product development	$22,503	$23,408	$(905)	(4)%
Product development expenses decreased by $0.9 million, or 4% for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a $3.0 million decrease in salaries and benefits from reductions in headcount, offset by $1.5 million catch-up of stock based compensation related expense due to the Company going public thereby meeting the performance vesting condition, $1.2 million increase in restructuring related expenses as a result of the company-wide reorganizations and $0.5 million decrease in professional and consulting fees.
Selling, General and Administrative Expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Selling, general and administrative	$206,863	$186,638	$20,225	11%
Selling, general and administrative expenses increased by $20.2 million, or 11% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily driven by an increase of $28.3 million in stock based compensation partially due to catch-up of expense for the Company’s restricted stock units and certain stock options as a result of meeting the performance vesting condition when the Company went public, including $2.9 million related to equity award modification expenses as a result of the company-wide reorganization. In addition, other general and administrative expenses, excluding stock-based compensation, increased by $5.3 million, from increases in corporate salaries and benefits, including restructuring related expenses of $5.3 million related to operating lease right-of-use asset impairment and $2.4 million of severance-related charges, and an increase in costs related to being a public company, offset by decreases in professional fees and personnel expenses, related to our cost management initiatives. Fulfillment costs decreased by $13.4 million, including $5.9 million decrease in shipping and handling expenses and a $4.8 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to decrease in the volume of orders, offset by expanded investments in wages and benefits for fulfillment members.
Interest Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Interest expense	$9,685	$5,202	$4,483	86%
Interest expense increased by $4.5 million, or 86% for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to draws under the SVB and Hercules Term Loan in the second half of 2021 and increases in prime interest rates. See the section titled “Liquidity and Capital Resources — Loan Facilities” below for further details.
Loss on extinguishment of debt

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands)
Loss on extinguishment of debt	$4,663	$1,027	*	*
______________
* Change not meaningful.

Loss on extinguishment of debt resulted from refinancing of certain of our loan facilities during the years ended December 31, 2022 and December 31, 2021. See the section titled “Liquidity and Capital Resources—Loan Facilities” below for further details.
Other expense (income), net

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(in thousands)
Change in fair value of Additional Shares liability	$727	$—	*	*
Change in fair value of Earn-Out liability	(66,359)	—	*	*
Change in fair value of Public and Private Placement Warrants liability	(5,900)	—	*	*
Other expense, net	3,862	760	*	*
______________
* Change not meaningful.
The change in the fair value of Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants liability for the year ended December 31, 2022 was driven by the changes in our stock price from the Closing of the Business Combination through December 31, 2022.
Other expense, net increased by $3.1 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a $6.9 million in expenses related to transaction costs that were allocated to liability classified derivative liabilities as a result of the Company going public offset by a $2.9 million decrease in expense related to the impact from remeasurement of the preferred stock warrant liability and increase of $1.3 million in investment income due to increases in market rates.

Comparisons of the Year Ended December 31, 2021 and December 31, 2020
Revenue, Net

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Revenue, net:
Grove Brands	$187,055	$164,372	$22,683	14%
Third-party products	196,630	199,899	(3,269)	(2)%
Total revenue, net	$383,685	$364,271	$19,414	5%
Revenue increased by $19.4 million, or 5%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily driven by an increase in DTC Net Revenue Per Order, offset by a decrease in DTC Total Orders caused by a reduction in DTC Active Customers as of December 31, 2021 compared to December 31, 2020. The decrease in DTC Active Customers is reflective of demand moderation resulting from the relaxation of the COVID-driven dynamics that greatly accelerated growth in 2020. Grove Brands revenue increased by $22.7 million, or 14% for the year ended December 31, 2021 as compared to December 31, 2020, primarily driven by continued catalog expansion in Grove Brands SKUs.

Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Cost of goods sold	$195,181	$188,267	$6,914	4%
Gross profit	188,504	176,004	12,500	7%
Gross margin	49%	48%		1%
Cost of goods sold increased by $6.9 million, or 4%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to increased product costs associated with the increased sales of our products and an increase in inventory reserves.
Gross margin for the year ended December 31, 2021 increased by 81 basis points compared to the year ended December 31, 2020 primarily due to improved mix of Grove Brands products, a decrease in number of lower-margin first orders as a percentage of total orders, offset by higher discounts offered to customers due to a less favorable customer marketing environment as the COVID-19 pandemic subsides, an increase in inbound freight costs and an increase in inventory reserves.
Operating Expenses
Advertising Expenses

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Advertising	$107,313	$55,547	$51,766	93%
Advertising expenses increased by $51.8 million, or 93%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to lower investment in advertising in 2020 as we were able to leverage the higher unpaid customer acquisition resulting from the COVID-19 pandemic, and in general a more favorable customer marketing environment with lower advertising costs. Online and television advertising expenses increased by $22.5 million and $16.6 million, respectively, for 2021 as compared to 2020.

Product Development Expenses

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Product development	$23,408	$18,655	$4,753	25%
Product development expenses increased by $4.8 million, or 25% for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a $2.4 million increase in salaries and other personnel-related expenses, including stock-based compensation, driven by increased headcount, and $0.5 million increase in professional and consulting fees as a result of ongoing maintenance and support of our proprietary technology and our continued investment in the development of products in our Grove Brands product lines. In addition, there was a $0.7 million increase in amortization of internally developed software.
Selling, General and Administrative Expenses

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Selling, general and administrative	$186,638	$168,295	$18,343	11%
Selling, general and administrative expenses increased by $18.3 million, or 11% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Professional and consulting fees increased by $6.3 million as a result of the overall growth of the business and our efforts in preparing to become a public company. Stock-based compensation related to stock options granted to employees increased by $6.3 million due an increase in options granted, as we invested in our talent. Facilities expenses and other general and administrative expenses, excluding stock-based compensation, increased by $7.1 million, primarily due to increased headcount and investment in marketing. Fulfillment costs decreased by $1.4 million, including $1.2 million decrease in shipping and handling expenses and $0.4 million decrease in fulfillment labor, driven by a decrease in the volume of orders partially offset by an increase in carrier rates and as well as expanded investments in wages and benefits for fulfillment members.
Interest Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Interest expense	$5,202	$5,607	$(405)	(7)%
Interest expense decreased by $0.4 million, or 7% for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the pay down of a loan facility in April 2021. See the section titled “Liquidity and Capital Resources — Loan Facilities” below for further details.
Loss on extinguishment of debt

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Loss on extinguishment of debt	$1,027	$—	$1,027	*
______________
* Percentage change not meaningful.
Loss on extinguishment of debt resulted from refinancing of certain of our loan facilities during the year ended December 31, 2021. See the section titled “Liquidity and Capital Resources—Loan Facilities” below for further details.

Other expense (income), net

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands)
Other expense, net	$760	$119	$641	*
______________
* Percentage change not meaningful.
Other expense, net changed by $0.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a loss on remeasurement of our convertible preferred stock warrant liability driven by an increase in the fair value of the underlying securities.

Liquidity, Capital Resources and Requirements
As of December 31, 2022, we had $81.1 million in unrestricted cash (excluding restricted cash of $14.9 million) and cash equivalents. We have incurred significant losses since inception and have an accumulated deficit of $577.9 million, working capital of $84.5 million and incurred negative cash flows from operating activities of $96.3 million for the year ended December 31, 2022. To date, we have funded our operations principally through convertible preferred stock and contingently redeemable convertible common stock financings, the incurrence of debt and the Closing of the Business Combination. We received cash proceeds, net of transaction costs from the Closing of the Business Combination on June 16, 2022 of $72.7 million. We have total outstanding indebtedness of $61.2 million, net of debt issuance costs, as of December 31, 2022. In March 2023, we reduced our restricted cash balances by $6.1 million.
In December 2022, we refinanced the SVB Revolver and SVB and Hercules Loan Facility with the Structural Debt Facility (as defined below) and will begin to make principal payments on the Structural Debt Facility beginning on July 1, 2025 over a period of 18 months.

On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 32,557,664 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our average stock price under the SEPA exceeds $3.07, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of March 14, 2023, our average trading price in 2023 was $0.48, without considering our average daily trading volumes and other market demand factors for our stock, we would be able to raise approximately $14.6 million, net of issuance costs, under the Equity Purchase Agreement. As of December 31, 2022, we have sold 739,825 shares under the SEPA and there were 31,817,839 shares available to be sold to Yorkville under the Exchange Cap.
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit up to $35.0 million in aggregate principal amount. The borrowing capacity under the Siena Revolver, which is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement, was $16.5 million on March 10, 2023.
Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least one year past the date these consolidated financial statements, included elsewhere in this Form 10-K, are available to be issued. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations in the future as we continue to invest in advertising and other strategic incentives planned for future growth. Cash from operations could be affected by our customers and other risks detailed in the section of our titled “Risk Factors.” As a result, we will need additional capital resources to execute strategic initiatives and fund our operations, prior to achieving break even or positive operating cash flow. We expect to continue to opportunistically seek access to additional funds by utilizing the SEPA, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, our Class A Common Stock trading price may not exceed the respective exercise prices of our Public Warrants, Private Placement Warrants, warrants granted to HGI (as defined below) and/or our Legacy Grove Warrants before the respective warrants expire, and therefore we may not receive any proceeds from the exercise of warrants to fund our operations. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of December 31, 2022, we had $18.7 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2022 and December 31, 2021 included in this filing on Form 10-K.
Loan Facilities
Silicon Valley Bank Loan Facilities and Silicon Valley Bank and Hercules Loan Facility
In December 2016, we entered into a loan and security agreement (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). The terms of the SVB Loan Facility, as amended and restated, provided for: (i) a revolving line of credit not to exceed $25.0 million (“Loan Revolver”), (ii) growth capital advance (“Term Loan”) of $3.9 million and (iii) a letter of credit sublimit of $6.0 million. The Term Loan had a maturity date in December 2022 and bore interest at Prime Rate, payable monthly.
In April 2021, we entered into an amendment to the SVB Loan Facility. The Loan Revolver incurred a facility fee of 0.20% per annum assessed on the daily average undrawn portion of revolving line of credit. The amended Loan Revolver bore an interest rate equal to the greater of prime rate or 3.25% per annum. In April 2021, all of the Company’s outstanding amounts under the SVB Term Loan were refinanced directly through the SVB and Hercules Loan Facility.
In April 2021, we entered into a Mezzanine Loan and Security Agreement (“SVB and Hercules Loan Facility”) with SVB and Hercules Capital, Inc. (“Hercules”). The SVB and Hercules Loan Facility provides for a draw period, which runs from the effective date until March 31, 2022, for advances of up to $60.0 million. In April 2021, we drew $25.0 million, which was used to directly settle the amounts outstanding under the SVB Term Loan and the Triplepoint Loan Facility (see below). In September and December 2021, we drew down the remaining additional borrowings of $25.0 and $10.0 million, respectively, on the SVB and Hercules Loan Facility. The SVB and Hercules Loan Facility bore interest at the greater of 8.75% or prime plus 5.5%, payable monthly. The principal repayment period commenced on November 1, 2022.

In December 2022, all of the Company’s outstanding amounts under the SVB and Hercules Loan Facility and the Loan Revolver were repaid directly through the Structural Debt Facility.
Structural Debt Facility
In December 2022, we entered into a Loan and Security Agreement (“Structural Debt Facility”) with third-party lenders to borrow gross proceeds of $72.0 million which was used primarily to settle the SVB and Hercules Loan Facility and Loan Revolver. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the Maturity Date, the Company may be obligated to pay additional fees which would allow for the lenders to reach a Minimum Return.

The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants we must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ending March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. We believe the likelihood that lenders would exercise the subjective acceleration clause is remote. As of December 31, 2022, we were in compliance with these covenants.

Siena Revolver
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit up to $35.0 million in aggregate principal amount. The borrowing capacity under the Siena Revolver, which is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement, was $16.5 million on March 10, 2023, with an outstanding principal balance of $7.5 million.

The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greater of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Borrowers’ monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur with the business. We believe the likelihood of Siena exercising the subjective acceleration clause is remote. The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility.

Atel Loan Facility
In July 2018, we entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) to fund purchases of machinery and warehouse equipment that are held as collateral under the Atel Loan Facility.
As of December 31, 2022, we had an aggregate of $0.6 million outstanding borrowing under the Atel Loan Facility through two separate loan draws that will be fully repaid in April 2023, and May 2023, respectively. As of December 31, 2022, we were in compliance with all of our covenants under the Atel Loan Facility.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(96,261)	$(127,089)	$(83,656)
Net cash used in investing activities	(4,222)	(5,768)	(4,820)
Net cash provided by financing activities	118,092	34,710	228,170
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,609	$(98,147)	$139,694
Operating Activities
Net cash used in operating activities decreased by $30.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily attributable to an decrease in net loss, net of non-cash activities, of $22.6 million. The decrease in net loss, net of non-cash activities, was primarily driven by a $41.0 million decrease in advertising expenses. There was also a cash inflow related to changes in operating assets and liabilities of $8.3 million, from $15.9 million related to decreases in inventory and $6.4 million related to decreases in other assets and offset by decrease in $12.2 million decrease in accounts payable and accrued liabilities due to timing of invoices from and payments to our vendors and suppliers.
Net cash used in operating activities increased by $43.4 million for the year ended December 31, 2021 compared to December 31, 2020 primarily attributable to an increase in net loss of $63.6 million. The increase in net loss was primarily driven by an increase in advertising expenses due to lower investment in advertising in 2020 as we were able to leverage the higher unpaid customer acquisition resulting from the COVID-19 pandemic. This was partially offset by an increase in non-cash adjustments of $12.6 million and cash inflow related to changes in operating assets and liabilities of $7.6 million.

Increase in non-cash adjustments primarily relates to increase in stock-based compensation of $6.8 million and an increase in inventory reserve of $2.9 million.
Investing Activities
Net cash used in investing activities of $4.2 million, $5.8 million and $4.8 million for the years ended December 31, 2022, 2021, and 2020, respectively was due to purchases of property and equipment and capitalized software.
Financing Activities
Net cash provided by financing activities of $118.1 million for the year ended December 31, 2022 primarily consisted of proceeds of $97.1 million from issuance of common stock upon the Closing of the Business Combination, including proceeds from PIPE financing, proceeds from the issuance of debt of $70.8 million and proceeds from issuance of contingently redeemable convertible common stock of $27.5 million, partially offset by the payments to extinguish debt of $66.0 million and $6.6 million for the payment of transaction costs related to the Business Combination.
Net cash provided by financing activities of $34.7 million for the year ended December 31, 2021 primarily consisted of proceeds from issuance of debt of $60.0 million and $1.2 million proceeds from the exercise of stock options and warrants, partially offset by repayment of debt of $21.9 million, payment of debt extinguishment of $2.5 million and $1.4 million in payments in connection with deferred offering and convertible preferred stock issuance costs.
Net cash provided by financing activities of $228.2 million for the year ended December 31, 2020 consisted of proceeds from issuance of convertible preferred stock of $214.8 million, net of issuance costs, issuance of debt of $43.5 million and exercise of stock option awards of $3.3 million, partially offset by $33.1 million for repayment of debt.
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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that can have a significant impact on the amounts reported in those consolidated financial statements and accompanying notes. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 included in this Annual Report on Form 10-K.
Earn-Out Share Liability
At the closing of the Business Combination, certain Legacy Grove shareholders were issued an aggregate of 13,999,960 shares of Grove Class B Common Stock (“Earn-Out Shares”). Such shares are subject to vesting and forfeitures based upon certain triggering events that can occur during a period of ten years following the closing of the Business Combination (the “Earn-Out Period”). The triggering events that will result in the vesting of the Grove Earn-Out Shares during the Earn-Out Period are the following:
• 7,000,173 shares will vest if the share price of our Class A Common Stock is greater than or equal to $12.50 over any 20 trading days within any consecutive 30 trading day period during the Earn-Out Period;
• 6,999,787 shares will vest, including the shares subject to the $12.50 threshold if not previously vested, if the share price of our Class A Common Stock is greater than or equal to $15.00 over any 20 trading days within any 30 consecutive trading day period during the Earn-Out Period; and

• If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
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
Earn-Out Shares which are not subject to service conditions were accounted for as liability classified instruments in accordance with ASC 815-40, as such shares were not solely indexed to the common stock of the Company and the events that determine the number of Earn-Out Shares required to vest include events that are not solely indexed to the fair value of common stock of the Company. Such Earn-Out Shares will be measured at fair value at each reporting date until they are settled or meet the criteria for equity classification, and changes in the fair value will be recorded in the consolidated statements of operations. The fair value of the Earn-Out Shares liability is estimated using a Monte Carlo options pricing model utilizing assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The expected volatility assumption is estimated using an average of the implied volatility of our publicly traded warrants and an implied volatility based on our peer companies estimated using the Monte Carlo simulation of the stock prices based on the implied market volatility.
The Company has historically been a private company and has limited company-specific historical and implied volatility information. Accordingly, the volatility assumption used in the model is subjective and requires significant management judgment. Management estimated the expected volatility assumption based on the implied market volatility. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments that will be recorded in the Company’s consolidated statements of operations.
Additional Shares Liability
On November 10, 2022, we entered into a subscription agreement (the “HGI Subscription Agreement”) with HCI Grove LLC (“HGI”), pursuant to which, among other things, we agreed to issue and sell, on November 15, 2022, to HGI 1,984,126 shares of our Class A Common Stock for aggregate proceeds of $2.5 million. Under the terms of the HGI Subscription Agreement, the Company is required to file a registration statement for the Subscribed Shares upon the Company becoming eligible to file a registration statement on Form S-3 and in any event prior to July 15, 2023 (the “Subscribed Shares Registration Statement”).
The HGI Subscription Agreement also provides that we will issue additional shares (the “HGI Additional Shares”) of our Class A Common Stock to HGI in the event that the volume weighted average price of our Class A Common Stock is less than $1.26 during the three trading days commencing on the first trading day after (i) we file the Subscribed Shares Registration Statement (the “Registration Date”), (ii) the three-month anniversary of the Registration Date, (iii) the six-month anniversary of the Registration Date, or (iv) the nine-month anniversary of the Registration Date (“Measurement Periods” and each “Measurement Period”) upon HGI’s election to receive such additional shares, HGI may use all or a portion of each Subscribed Share once to determine the amount of any issuance of Additional Shares in connection with the Measurement Periods such that HGI may utilize, for example, half of the Subscribed Shares to receive further Additional Shares, and leave the remaining half of the Subscribed Shares available to utilize in connection with the remaining Measurement Periods. HGI must elect to receive HGI Additional Shares for one Measurement Period, or the right lapses or is superseded by the next measurement period.
The HGI Additional Shares are accounted for as a liability classified instruments under ASC 480 as the fair value of the obligation to issue the HGI Additional Shares varies inversely to the fair value of our common stock. The Additional Shares liability will be measured at each reporting date until settled. Change in the fair value is recorded in the consolidated statements of operations.
The Company has historically been a private company and has limited company-specific historical and implied volatility information. Accordingly, the volatility assumption used in the model for the HGI Additional Shares is subjective and requires significant management judgment. Management estimated the expected volatility assumption using an average of the implied volatility of its publicly traded warrants and an implied volatility based on its peer companies. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments that will be recorded in the Company’s consolidated statements of operations.
Structural Derivative Liability
On December 21, 2022, in connection with the closing of the Structural Debt Facility, we issued to the third-party lenders and certain of their affiliates a total of 4,950,000 shares of our Class A Common Stock (the “Structural Closing Shares”). We recorded a debt discount of $1.1 million related to the issuance of these shares, with a corresponding offset to our Class A Common Stock and additional paid-in capital. Further, if there are outstanding obligations relating to the Structural Debt Facility on July 21, 2025, representing the thirty-month anniversary of such closing, we have agreed to issue to the third-party lenders and certain of their affiliates the aggregate number of shares of our Class A Common Stock equal to $9,900,000, divided by the lower of (i) $2.00 and (ii) the volume weighted average price of our Class A Common Stock for the sixty trading days prior to such date as further described in the related issuance agreements of our Class A Common Stock ("Structural Subsequent Shares”). Pursuant to the related issuance agreements, we agreed to register the Structural Closing Shares and, if applicable, the Structural Subsequent Shares for resale under the Securities Act by filing with the Securities and Exchange Commission one or more registration statements. We have also agreed to give such third-party lenders and relevant affiliates customary “piggyback” registration rights.
We have identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which are within the scope of ASC 815 and are required to be bifurcated and accounted for as a compound embedded derivative at fair value.
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Facility, including an increase in interest rate upon an event of default and the contingent issuance of Structural Subsequent Shares as defined in Note 6, Debt in our financial statements, included elsewhere in this Form 10-K. This liability is classified as Level 3 and is valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its publicly traded warrants and an implied volatility based on its peer companies.
Inventories
Inventory is recorded at the lower of weighted average cost and net realizable value. The cost of inventory consists of merchandise costs and inbound freight, net of any vendor allowances. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. We record inventory reserves based on the excess of the carrying value or average cost over the amount we expect to realize from the ultimate sale of the inventory.
Stock-Based Compensation
We recognize the cost of share-based awards granted to employees and non-employees based on the estimated grant-date fair value of the awards.
For stock option awards with service only vesting conditions, we recognize expenses on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We estimate the grant-date fair value of the stock option awards with service only vesting conditions using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our stock-based compensation could be materially different. Significant inputs and assumptions include:
Fair value of Common Stock – The fair value of the shares of common stock underlying our stock options has been determined based on market prices

Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term)
Expected Volatility – Because we were privately held prior to the Business Combination and there was no active trading market for our common stock, the expected volatility is estimated based on the average volatility for publicly traded companies that we consider to be comparable, over a period equal to the expected term of the stock option grants.
Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Expected Dividend – We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
For restricted stock unit (“RSU”) awards with performance vesting conditions, we evaluate the probability of achieving the performance vesting condition at each reporting date. All RSUs issued by the Company prior to the Closing of the Business Combination contained a performance vesting condition, among other vesting conditions, that was satisfied at the Closing. As a result, we began to recognize expenses for RSUs with performance vesting conditions using an accelerated attribution method on June 16, 2022 when the performance condition was met. The fair value of RSU awards is determined using the price of our common stock on the grant date, as determined by our board of directors.
For awards with both market and service vesting conditions, we recognize expenses over the derived service period using an accelerated attribution method. The fair value of stock option awards with both market and performance conditions is estimated using multifactor Monte Carlo simulations. The Monte Carlo simulation model incorporates the probability of satisfying a market condition and utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment, including our stock price, contractual terms, maturity and risk-free interest rates, as well as volatility.
Common Stock Valuation
Prior to the Business Combination, there was no public market of our common stock, and in accordance with the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercises significant judgment and considers numerous factors to determine the best estimate of fair value of our common stock, including the following:
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
For the common stock valuation performed as of March 31, 2022, we used the Backstop Subscription Agreement as an initial indication of value of our common stock, as this was an arms-length transaction with a sophisticated investor. Our common share value was modified and iterated so that the aggregate value of each component of the transactions contemplated by the Backstop Subscription Agreement summed to the total consideration paid by the investor. When determining the value of each component, we assumed maximum redemptions of common stock prior to the Business Combination, based on redemption rates of companies that have recently become a public company through a SPAC transaction (i.e. Inspirato Incorporated and Sonder Holdings Inc.). We also assumed 100% probability that the Business Combination would occur because, in connection with the execution with the Backstop Subscription Agreement, we waived the condition to the consummation of the Business Combination requiring that the aggregate cash proceeds from VGAC II’s trust account, together with the proceeds from the issuance and sale of an aggregate of 8,707,500 shares of our Class A Common Stock at a price of $10.00 from certain investors, equal no less than $175,000,000 (after deducting any amounts paid to VGAC II shareholders that exercise their redemption rights in connection with the Business Combination).
For valuations after the Business Combination, our board of directors will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Following the closing of the Business Combination, the Company uses this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Grove Collaborative Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grove Collaborative Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, statements of convertible preferred stock, contingently redeemable convertible common stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Mateo, California
March 16, 2023

Grove Collaborative Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$81,084	$78,376
Restricted cash	11,950	—
Inventory, net	44,132	54,453
Prepaid expenses and other current assets	4,844	8,104
Total current assets	142,010	140,933
Restricted cash	2,951	—
Property and equipment, net	14,530	15,932
Operating lease right-of-use assets	12,362	21,214
Other long-term assets	2,192	4,394
Total assets	$174,045	$182,473
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,712	$21,346
Accrued expenses	31,354	20,651
Deferred revenue	10,878	11,267
Operating lease liabilities, current	3,705	3,550
Other current liabilities	249	1,650
Debt, current	575	10,750
Total current liabilities	57,473	69,214
Debt, noncurrent	60,620	56,183
Operating lease liabilities, noncurrent	16,192	20,029
Derivative liabilities	13,227	—
Other long-term liabilities	—	5,408
Total liabilities	147,512	150,834
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value – 100,000,000 and 115,527,580 shares authorized at December 31, 2022 and December 31, 2021, respectively; 0 and 114,795,034 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	487,918
Stockholders’ equity (deficit):
Common stock - Class A shares, $0.0001 par value – 600,000,000 shares authorized at December 31, 2022 and no shares authorized at December 31, 2021; 125,617,015 and no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively; Class B shares, $0.0001 par value – 200,000,000 and 194,046,918 shares authorized at December 31, 2022 and December 31, 2021, respectively; 52,240,311 and 9,368,167 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	18	1
Additional paid-in capital	604,373	33,863
Accumulated deficit	(577,858)	(490,143)
Total stockholders’ equity (deficit)	26,533	(456,279)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$174,045	$182,473
The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue, net	$321,527	$383,685	$364,271
Cost of goods sold	166,875	195,181	188,267
Gross profit	154,652	188,504	176,004

Operating expenses:
Advertising	66,269	107,313	55,547
Product development	22,503	23,408	18,655
Selling, general and administrative	206,863	186,638	168,295
Operating loss	(140,983)	(128,855)	(66,493)

Interest expense	9,685	5,202	5,607
Loss on extinguishment of debt	4,663	1,027	—
Change in fair value of Additional Shares liability	727	—	—
Change in fair value of Earn-Out liability	(66,359)	—	—
Change in fair value of Public and Private Placement Warrants liability	(5,900)	—	—
Other expense, net	3,862	760	119
Interest and other expense (income), net	(53,322)	6,989	5,726
Loss before provision for income taxes	(87,661)	(135,844)	(72,219)
Provision for income taxes	54	52	41
Net loss	$(87,715)	$(135,896)	$(72,260)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(15.86)	$(13.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	90,507,024	8,571,157	5,372,798

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	72,685	$273,412	—	$—	3,937	$—	$5,435	$(281,987)	$(276,552)
Recapitalization	12,796	—	—	—	693	—	—	—	—
Balances at December 31, 2019	85,481	273,412	—	—	4,630	—	5,435	(281,987)	(276,552)
Issuance of Series D-2 convertible preferred stock, net of issuance costs	14,551	89,638	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs	14,763	124,868	—	—	—	—	—	—	—
Issuance of common stock due to asset acquisitions	—	—	—	—	35	—	67	—	67
Issuance of common stock upon exercise of stock options	—	—	—	—	3,803	1	1,183	—	1,184
Vesting of early exercise of options	—	—	—	—	—	—	68	—	68
Stock-based compensation	—	—	—	—	—	—	7,852	—	7,852
Net loss	—	—	—	—	—	—	—	(72,260)	(72,260)
Balances at December 31, 2020	114,795	487,918	—	—	8,468	1	14,605	(354,247)	(339,641)
Issuance of common stock for services	—	—	—	—	8	—	49	—	49
Issuance of common stock warrants	—	—	—	—	—	—	1,622	—	1,622
Issuance of common stock upon exercise of stock options	—	—	—	—	761	—	1,051	—	1,051
Issuance of common stock upon exercise of warrants	—	—	—	—	286	—	150	—	150
Vesting of early exercise of options	—	—	—	—	—	—	1,577	—	1,577
Repurchase of early exercised options	—	—	—	—	(155)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,809	—	14,809
Net loss	—	—	—	—	—	—	—	(135,896)	(135,896)
Balances at December 31, 2021	114,795	487,918	—	—	9,368	1	33,863	(490,143)	(456,279)

(1) The shares of the Company’s common, convertible preferred stock and contingently redeemable convertible common stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit) - Continued
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	114,795	487,918	—	—	9,368	1	33,863	(490,143)	(456,279)
Issuance of preferred stock and common stock upon exercise of warrants	168	989	—	—	204	—	24	—	24
Issuance of convertible common stock	—	—	2,750	27,473	—	—	—	—	—
Conversion of preferred stock warrant liability to common stock warrants	—	—	—	—	—	—	2,182	—	2,182
Convertible preferred stock and contingently redeemable common stock conversion	(114,963)	(488,907)	(2,750)	(27,473)	118,205	12	516,368	—	516,380
Issuance of common stock in connection with Business Combination, net of $17.5 million in transaction costs	—	—	—	—	20,921	2	79,551	—	79,553
Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants recognized upon Business Combination	—	—	—	—	—	—	(93,196)	—	(93,196)
Issuance of Earn-Out Shares	—	—	—	—	14,000	1	—	—	1
Issuance of shares to settle Backstop Additional Shares Liability	—	—	—	—	3,275	—	16,310	—	16,310
Issuance of Class A common stock issued to employees, net of withholding taxes	—	—	—	—	32	—	(96)	—	(96)
Issuance of shares under ELOC Agreement, net of issuance costs	—	—	—	—	740	—	2,407	—	2,407
Issuance of common stock under HGI Subscription Agreement	—	—	—	—	1,984	—	2,500	—	2,500
Issuance of common stock related to Structural Debt Facility	—	—	—	—	4,950	1	1,072	—	1,073
Issuance of common stock upon exercise of stock options	—	—	—	—	331	—	381	—	381
(1) The shares of the Company’s common, convertible preferred stock and contingently redeemable convertible common stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit) - Continued
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares		Amount
Vesting of early exercised options	—	—	—	—	—	—	—	125	—	125
Repurchase of early exercise of options	—	—	—	—	(17)		—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	—	—	3,864		1	(2,295)	—	(2,294)
Stock-based compensation	—	—	—	—	—		—	45,177	—	45,177
Net loss	—	—	—	—	—		—	—	(87,715)	(87,715)
Balances at December 31, 2022	—	—	—	$—	177,857		18	604,373	(577,858)	26,533
(1) The shares of the Company’s common and convertible preferred stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net loss	$(87,715)	$(135,896)	$(72,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Remeasurement of convertible preferred stock warrant liability	(1,616)	1,234	964
Stock-based compensation	45,660	14,610	7,762
Depreciation and amortization	5,716	4,992	4,115
Changes in fair value of derivative liabilities	(71,532)	—	—
Transaction costs allocated to derivative liabilities upon Business Combination	6,873	—	—
Non-cash interest expense	586	704	917
Inventory reserve	7,036	4,725	1,820
Loss on extinguishment of debt	4,663	1,027	—
Impairment of operating lease right-of-use asset	5,300	—	—
Other non-cash expenses	274	1,274	401
Changes in operating assets and liabilities:
Inventory	3,285	(12,598)	(18,611)
Prepaids and other assets	3,114	(3,294)	(1,437)
Accounts payable	(10,518)	(2,489)	(16,250)
Accrued expenses	(5,004)	(817)	5,582
Deferred revenue	(389)	148	2,102
Operating lease right-of-use assets and liabilities	(130)	65	278
Other liabilities	(1,864)	(774)	961
Net cash used in operating activities	(96,261)	(127,089)	(83,656)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,222)	(5,768)	(4,820)
Net cash used in investing activities	(4,222)	(5,768)	(4,820)

Cash Flows from Financing Activities
Proceeds from issuance of common stock upon Closing of Business Combination	97,100	—	—
Proceeds from issuance of contingently redeemable convertible common stock	27,500	—	—
Proceeds from the issuance of common stock	4,924	—	—
Proceeds from issuance of convertible preferred stock	—	—	215,000
Payment of transaction costs related to the Closing of the Business Combination, the ELOC Agreement and convertible preferred stock issuance costs	(6,558)	(1,396)	(210)
Proceeds from the issuance of debt	70,820	60,000	43,513
Payment of debt issuance costs	(2,463)	(375)	(279)
Repayment of debt	(5,180)	(21,932)	(33,118)
Payment of debt upon extinguishment	(66,034)	(2,499)	—
Proceeds from exercise of stock options, settlement of restricted stock units, net of withholding taxes paid related to common stock issued to employees, and warrants	(1,985)	1,209	3,264
Repurchase of common stock	(32)	(297)	—
Net cash provided by financing activities	118,092	34,710	228,170

Net increase (decrease) in cash, cash equivalents and restricted cash	17,609	(98,147)	139,694
Cash, cash equivalents and restricted cash at beginning of period	78,376	176,523	36,829
Cash, cash equivalents and restricted cash at end of period	$95,985	$78,376	$176,523

Grove Collaborative Holdings, Inc.
Consolidated Statements of Cash Flows - Continued
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$67	$52	$4
Cash paid for interest	10,144	4,472	3,887
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$85	$112	$86
Conversion of contingently redeemable convertible common stock and preferred stock to common stock	516,380	—	—
Assumption of derivative liabilities upon Business Combination	93,196	—	—
Reclassification of Grove's preferred stock warrant liability to equity	2,182	—	—
Transaction costs and convertible preferred stock included in accounts payable and accrued liabilities	17,500	1,928	284
Issuance of common stock for business and asset acquisitions	—	—	67
Debt issuance costs recorded with an offset to convertible preferred stock warrant liability	—	—	323
Initial measurement of Structural Derivative Liability recorded as debt fees	7,050	—	—
Initial measurement of common stock recorded as debt fees	1,072	—	—
Debt issuance costs in accounts payable and accrued liabilities	46	—	—
Initial measurement of common stock warrants recorded as debt fees	—	1,622	—
Settlement of Additional Shares liability	16,310	—	—
Net exercise of preferred stock warrants	989	—	—
Vesting of early exercised stock options	125	1,577	68

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Description of Business
Grove Collaborative Holdings, Inc., a public benefit corporation, (formerly known as Virgin Group Acquisition Corp. II) and its wholly owned subsidiaries (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with an environmental focus and headquartered in San Francisco, California. In the United States, the Company sells its products through two channels: a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties, and the retail channel into which the Company sell products from Grove-owned brands at wholesale. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.
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
The Business Combination is accounted for as a reverse recapitalization with Legacy Grove being the accounting acquirer and VGAC II as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the audited consolidated financial statements represents the accounts of Legacy Grove. The shares and net loss per common share prior to the Closing have been retroactively restated as shares reflecting the exchange ratio established in the Closing.
Prior to the Business Combination, VGAC II’s public shares, and public warrants were listed on the New York Stock Exchange (“NYSE”) under the symbols “VGII” and “VGII.WS,” respectively. On June 17, 2022, the Company's Class A common stock and public warrants began trading on the NYSE, under the symbols “GROV” and “GROV.WS,” respectively. See Note 3, Recapitalization for additional details.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Liquidity
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $577.9 million as of December 31, 2022. The Company’s existing sources of liquidity as of December 31, 2022 include cash and cash equivalents of $81.1 million. Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred stock, contingently redeemable convertible common stock and the incurrence of debt. Upon the Closing of the Business Combination, the Company received $72.7 million in cash proceeds, net of transaction costs. The Company believes its existing cash, cash equivalents, together with its increased borrowing capacity through its recently entered into asset back revolving line of credit (see Note 14, Subsequent Events), will be sufficient to fund its operations for a period of at least one year from the date the financial statements are issued. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Following the closing of the Business Combination, the Company uses this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ deficit. The Company’s net loss was equal to its comprehensive loss for all periods presented.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of reserves amounts for the Company’s inventories on hand, useful life of intangible assets, sales returns and allowances and certain assumptions used in the valuation of equity awards, the estimated fair value of common stock liability classified Public and Private Placement Warrants, the fair value of Earn-Out liabilities, the fair value of Additional Shares liabilities, the fair value of the Structural Derivative Liability and stock based compensation expense. Actual results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
The novel coronavirus (“COVID-19”) pandemic has created significant global economic uncertainty and resulted in the slowdown of economic activity. As of the date of issuance of these consolidated financial statements, the extent to which COVID-19 may impact the future financial condition or results of operations is still uncertain. The Company is not aware of any specific event or circumstance that would require revisions to estimates, updates to judgments, or adjustments to the carrying value of assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
Segments
The Company’s chief operating decision maker, who is its Chief Executive Officer, manages the Company’s operations as a single segment for the purposes of assessing performance and making operating decisions. All long-lived assets are located in the United States and all revenue is attributed customers based in the United States. For the years ended December 31, 2022, 2021, and 2020 no individual customers represented more than 10% of total revenue.
Net Loss Per Share Attributable to Common Stockholders
Net loss per share is computed using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights and sharing of losses, of the Company’s Class A common stock and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both the Company’s Class A and Class B common stock on an individual or combined basis.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The Company’s participating securities included the Company’s convertible preferred stock, as the holders are entitled to receive noncumulative dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, do not have a contractual obligation to share in losses.
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder.
Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Cash, Cash Equivalents and Restricted Cash
Cash consists primarily of demand deposit bank accounts including amounts in transit from banks for customer credit card transactions. The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or that are readily convertible into known amounts of cash, to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents are comprised of money market funds.
As of December 31, 2022, the Company held short-term restricted cash of $12.0 million which primarily represents cash on deposit with a financial institution to collateralize short-term obligations related to company credit cards. Long-term restricted cash of $3.0 million primarily represents cash on deposit with a financial institution to collateralize letters of credit related to the Company’s non-cancellable operating leases for its corporate headquarters. Restricted cash is stated at cost, which approximates fair value.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$81,084	$78,376
Restricted cash	14,901	—
Total cash, cash equivalents and restricted cash	$95,985	$78,376
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
The Company depends on a limited number of vendors to supply products sold by the Company. For the years ended December 31, 2022, 2021, and 2020 the Company’s top five suppliers combined represented approximately 50% of the Company’s total inventory purchases.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Inventory
Inventory is recorded at the lower of weighted average cost and net realizable value. The cost of inventory consists of merchandise costs, net of vendor allowances, and inbound freight. Inventory valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives of the Company’s assets are as follows:

Computer equipment	3 - 5 years
Furniture and fixtures	5 years
Machinery and warehouse equipment	7 - 10 years
Leasehold improvements	Shorter of 10 years or lease term
Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in the statement of operations in the period realized.
Capitalized Software Development Costs
The Company capitalizes qualifying internally developed software costs that are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Once an application has reached the development stage, management has authorized and committed to the funding of the software project, it is probable the project will be completed and the software will be used to perform the function intended, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis to product development expense over the estimated useful life, which is four years.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, inclusive of its right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.
Leases
The Company determines if an arrangement is or contains a lease at inception. An arrangement is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a lease is identified, classification is determined at lease commencement. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. As the implicit rate in the Company’s lease is generally unknown, the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the interest rate that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. Certain leases also include options to renew or terminate the lease at the election of the Company. The Company evaluates these options at lease inception and on an ongoing basis. Renewal and termination options that the Company is reasonably certain to exercise are included when

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

classifying leases and measuring lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. Lease payments for short-term leases with a term of twelve months or less are expensed on a straight-line basis over the lease term. The Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the Company’s balance sheet.
In the fourth quarter of 2022, the Company recorded an impairment charge of $5.3 million related to a change in the Company’s use of corporate office space, and the current and anticipated future market conditions for sublease income in San Francisco, California. Refer to Note 8 “Leases” for further information.
Additional Shares Liabilities
The Company has recorded a liability related to the Backstop Additional Shares, defined in Note 3, Recapitalization, and HGI Additional Shares, defined in Note 10, Common Stock and Warrants (collectively, “Additional Shares”). The Company accounts for these instruments at fair value within derivative liabilities on its consolidated balance sheet with changes in fair value until settlement being recorded in its consolidated statement of operations.
Earn-Out Liabilities
The Company has recorded a liability related to the Earn Out Shares, defined in Note 3, Recapitalization. The Company accounts for this instrument at fair value within derivative liabilities on its consolidated balance sheet with changes in fair value until settlement being recorded in its consolidated statement of operations.
Warrant Liabilities
The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 10, Common Stock and Warrants) as liabilities within derivative liabilities on its consolidated balance sheet. At the end of each reporting period, changes in fair value during the period are recognized within the consolidated statements of operations. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.
Structural Derivative Liability
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Facility, defined in Note 6, Debt. The Company accounts for this instrument at fair value within derivative liabilities on its consolidated balance sheet with changes in fair value until settlement being recorded in its consolidated statement of operations. Changes in fair value of this instrument for the year ended December 31, 2022 were nominal.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
The VIP membership provides customers with a suite of benefits that are only accessible to them at their option, upon making a future qualifying order of the Company’s products. The VIP membership includes free shipping, a select number of free products, and early access to exclusive sales. Under ASC 606, sales arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options; therefore the Company must assess whether these options provide a material right to the customer and if so, they are considered a performance obligation. The Company concluded that its VIP membership benefits include two material rights, one related to the future discount (i.e. free shipping) on the price of the customer’s qualifying order(s) over the membership period and the second one relating to a certain number of free products provided at pre-set intervals within the VIP membership benefit period, that will only ship with a customer’s next qualifying order (i.e. bundled).
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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of December 31, 2022 and 2021, the refund reserve, which is included in accrued liabilities in the balance sheets was $0.1 million.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2022	2021	2020
Revenue, net:
Grove Brands	$154,854	$187,055	$164,372
Third-party products	166,673	196,630	199,899
Total revenue, net	$321,527	$383,685	$364,271
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue and other current liabilities were $10.9 million and $0.2 million, respectively, as of December 31, 2022 and $11.3 million and $0.3 million, respectively, as of December 31, 2021. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period.
Customer Referral Credits
The Company has a customer referral program under which credits are issued for future purchases to customers when the referral results in the generation of a new customer order. The Company records a liability at the time of issuing the credit and reduce the liability upon application of the credit to a customer’s purchase. The liability for customer referral credits was $0.1 million as of December 31, 2022 and 2021 and is included within other current liabilities in the consolidated balance sheets.
Cost of Goods Sold
Cost of goods sold consists of the product costs of merchandise, inbound freight costs, vendor allowances, costs associated with inventory shrinkage, damages and inventory write-offs and changes to the Company’s inventory reserves.
Vendor Allowances
The Company receives discounts and other product related reimbursements from certain vendors through a variety of programs intended to offset the purchase prices of inventory and for the promotion and selling of that vendor’s inventory. Discounts and other reimbursements are recorded as a reduction in the cost of the associated inventory purchased.
Advertising Expenses
Advertising expenses, other than production costs, are expensed as incurred and consist primarily of the customer acquisition costs associated with online advertising, as well as advertising on television, direct mail campaigns and other media. Costs associated with the production of advertising are expensed when the first advertisement is shown.
Product Development Expenses
Product development expenses relate to costs related to the ongoing support and maintenance of the Company’s proprietary technology, including the Company’s website and mobile device application, as well as amortization of capitalized internally developed software, and relate to the product packaging innovation in the Company’s Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through the Company’s referral program, costs associated with the Company’s customer service operation and costs of environmental offsets.
Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2022, 2021 and 2020, the Company recorded fulfillment costs of $82.2 million, $95.5 million, and $96.9 million, respectively, which included $50.2 million, $56.1 million and $57.3 million in shipping and handling expenses, respectively, and $19.7 million, $24.5 million and $24.9 million in Fulfillment Labor, respectively. The Company’s gross profit may not be comparable to other retailers or distributors.
Income Taxes
The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes the benefits of tax-return positions in the consolidated financial statements when they are more likely than not to be sustained by the taxing authority, based on the technical merits at the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. The Company recognizes interest and penalties related to unrecognized tax benefits, if any, as income tax expense.
Stock-Based Compensation
The Company’s stock-based compensation relates to stock options, restricted stock units (“RSU”) and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”). The Company recognizes the cost of share-based awards granted to employees and non-employees based on the estimated grant-date fair value of the awards.
For stock option awards with service-only vesting conditions, expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company estimates the grant-date fair value of the stock option awards with service only vesting conditions using the Black-Scholes option-pricing model.
The Black-Scholes option-pricing model utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, the Company’s stock-based compensation could be materially different. Significant inputs and assumptions include:
Fair value of Common Stock – As there has been no public market for the Company’s common stock prior to the Business Combination, the fair value of the shares of common stock underlying the stock-based awards on the grant-date has historically been determined by the Company’s Board of Directors with assistance of third-party valuation specialists. The Board of Directors exercises reasonable judgment and considers a number of objective and subjective factors to determine the best estimate of the fair market value, which include important developments in the Company’s operations, the prices at which the Company sold shares of its convertible preferred stock, the rights, preferences and privileges of the Company’s convertible preferred stock relative to those of the Company’s common stock, actual operating results, financial performance, external market conditions, equity market conditions of comparable public companies, and the lack of marketability of the Company’s common stock.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
Expected Volatility – Because the Company was privately held prior to the Business Combination and did not have an active trading market for its common stock, the expected volatility was estimated based on the average volatility for publicly traded companies that the Company considers to be comparable, over a period equal to the expected term of the stock option grants.
Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Expected Dividend – The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.
For RSU awards with performance vesting conditions, the Company evaluates the probability of achieving the performance vesting condition at each reporting date. The Company begins to recognize expense for RSUs with performance vesting conditions using an accelerated attribution method when it is deemed probable that the performance condition will be met. For RSUs with service-only vesting conditions, expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of RSU awards is determined using the price of the Company’s common stock on the grant date, as determined by the Company’s board of directors.
For awards with both market and service vesting conditions, expense is recognized over the derived service period using an accelerated attribution method starting from when it is deemed probable that the performance condition will be met. The fair value of stock option awards with both market and performance conditions is estimated using multifactor Monte Carlo simulations. The Monte Carlo simulation model incorporates the probability of satisfying a market condition and utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment, including the Company’s stock price, contractual terms, maturity and risk-free interest rates, as well as volatility.
The fair value of each purchase under the ESPP is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.
The Company accounts for forfeitures as they occur.
3.    Recapitalization
As discussed in Note 1, Description of Business, on the Closing Date, VGAC II completed the acquisition of Legacy Grove and acquired 100% of Legacy Grove’s shares and Legacy Grove received gross proceeds of $97.1 million, which includes proceeds from issuance of common stock upon the consummation of the Business Combination, including the Backstop Tranche 2 shares, and proceeds from the PIPE investment (as defined below). The Company recorded $24.4 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. Transaction costs were allocated on a relative fair value basis between the issuance of common stock, Public and Private Placement Warrants, Grove Earn-Out Shares, Downside Protection feature and Backstop Warrants (as defined below). Direct and incremental transaction costs allocated to equity-classified instruments have been recorded within equity as an offset against proceeds upon accounting for the consummation of the Business Combination in the consolidated financial statements. Direct and incremental transaction costs allocated to liability-classified equity instruments were expensed in the consolidated financial statements and included in other expense, net in the consolidated statements of operations. The cash outflows related to these costs were presented as financing activities on the Company’s consolidated statement of cash flows. On the Closing Date, each holder of Legacy Grove common stock received approximately 1.1760 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 8, Convertible Preferred Stock and Note 10, Common Stock and Warrants for additional details of the Company's equity balances prior to and subsequent to the Business Combination.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Business Combination was accounted for as a reverse recapitalization with Legacy Grove as the accounting acquirer and VGAC II as the acquired company for accounting purposes. Legacy Grove was determined to be the accounting acquirer since Legacy Grove’s shareholders prior to the business combination had the greatest voting interest in the combined entity, Legacy Grove's shareholders appointed the initial directors of the combined Board of Directors and control future appointments, Legacy Grove comprises all of the ongoing operations, and Legacy Grove's senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Legacy Grove. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Legacy Grove.
Earn-Out
At the closing of the Business Combination, Class B common stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued 13,999,960 shares of the Company’s Class B Common Stock (“Earn-Out Shares”), which will vest (i) with respect to 7,000,173 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 6,999,787 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period. Such events can occur during a period of ten years following the Business Combination (the “Earn-Out Period”).
If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815 and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the consolidated statements of operations. As of December 31, 2022, the Company did not meet any Earn-Out thresholds.
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
Backstop Financing

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

On March 31, 2022, VGAC II entered into a subscription agreement (the “Backstop Subscription Agreement”) with Corvina Holdings Limited (the “Backstop Investor”) and Legacy Grove. As part of the Backstop Subscription Agreement, the Backstop Investor subscribed for and purchased 2,338,352 shares of Legacy Grove Common Stock (the “Backstop Tranche 1 Shares”) for aggregate proceeds of $27,500,000. The Company initially classified the Backstop Tranche 1 Shares as mezzanine (or temporary) equity on its balance sheet because the Backstop Tranche 1 Shares were contingently redeemable upon the occurrence of certain events not solely within the control of the Company that allow for the effective redemption of such shares in cash at the option of the holder. Upon Closing of the Business Combination, the Backstop Tranche 1 Shares were converted into 2,750,000 shares of the Company’s Class A common stock and the Tranche 1 Shares were no longer contingently redeemable. The Company has classified these shares in permanent equity on its balance sheet at December 31, 2022.
In addition, the Backstop Investor agreed to subscribe for and purchase, on the closing date of the Business Combination, certain shares of the Company’s Class A common stock at a purchase price of $10.00 per share (“Backstop Tranche 2 Shares”) for aggregate gross proceeds in an amount equal to (x) $22.5 million minus (y) the amount of aggregate cash remaining in VGAC II’s trust account, after deducting any amounts paid to VGAC II shareholders who exercise their redemption rights in connection with the Business Combination. The Company issued to the Backstop Investor, as of immediately following the closing of the Business Combination, 1,671,524 Backstop Tranche 2 Shares for aggregate proceeds of $16,715,240.
The Backstop Subscription Agreement also provided that the Company would issue additional shares of the Company’s Class A common stock to the Backstop Investor for Backstop Tranche 1 Shares and Backstop Tranche 2 Shares if the volume weighted average price of the Company’s Class A common stock was less than $10.00 during the 10 trading days commencing on the first trading date after the Company’s first quarterly earnings call for the fiscal quarter ended June 30, 2022 (“Backstop Additional Shares”). In August 2022, the Company settled this obligation by issuing 3,275,182 shares of Class A common stock to the Backstop Investor.
As part of the Backstop Subscription Agreement, the Company issued to the Backstop Investor 3,875,028 warrants to purchase the Company’s Class A common stock (each warrant exercisable to purchase one share of the Company’s Class A common stock for $0.01) (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. The Backstop Warrants were recorded in equity on the Company’s balance sheet at December 31, 2022.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates prevailing market rate.
The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. Private Placement Warrants are classified as Level 2 as the fair value approximates the fair value of the Public Warrants. The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as discussed in Note 9, Common Stock and Warrants. The Additional Shares and Earn-Out Shares are classified as Level 3 and their fair values were estimated using a Monte Carlo options pricing model utilizing assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its publicly traded warrants and an implied volatility based on its peer companies.
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Debt Facility, including an increase in interest rate upon an event of default and the contingent issuance of the Structural Subsequent Shares as defined in Note 6, Debt. This liability is classified as Level 3 and is valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of the Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its publicly traded warrants and an implied volatility based on its peer companies.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$74,990	$—	$—	$74,990
Total	$74,990	$—	$—	$74,990
Financial Liabilities:
Additional Shares	$—	$—	$580	$580
Earn-Out Shares	—	—	4,122	4,122
Private Placement Warrants	—	670	—	670
Public Warrants	805	—	—	805
Structural Derivative Liability	—	—	7,050	7,050
Total	$805	$670	$11,752	$13,227

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$77,771	$—	$—	$77,771
Total	$77,771	$—	$—	$77,771
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$4,787	$4,787
Total	$—	$—	$4,787	$4,787
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the periods presented.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Additional Shares Liability
At closing of the Business Combination, the Company recorded a liability of $15.3 million related to the potential issuance of the Backstop Additional Shares related to the Backstop Subscription Agreement. At the closing of the HGI Subscription Agreement discussed in Note 10, Common Stock and Warrants, the Company recorded a liability of $0.8 million related to the potential issuance of HGI Additional Shares. Subsequent changes in fair value of the Additional Shares liability until settlement is recognized in the consolidated statements of operations.
The following table provides a summary of changes in the estimated fair value of the Additional Shares liability (in thousands):

Balance at December 31, 2021	$—
Assumption of Backstop Additional Shares liability	15,340
Change in fair value of Backstop Additional Shares liability	970
Settlement of Backstop Additional Shares liability	(16,310)
Issuance of HGI Additional Shares liability	823
Change in fair value of HGI Additional Shares Liability	(243)
Balance at December 31, 2022	$580
Earn-Out Shares
At Closing of the Business Combination, certain Earn-Out Shares were accounted for as a liability totaling $70.5 million. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
The following table provides a summary of changes in the estimated fair value of the Earn-Out liability (in thousands):

Balance at December 31, 2021	$—
Assumption of Earn-Out liability	70,481
Change in fair value	(66,359)
Balance at December 31, 2022	$4,122
Private Placement and Public Warrant Liabilities
As of December 31, 2022, the Company has Private Placement and Public Warrants defined and discussed in Note 10, Common Stock and Warrants. Such warrants are measured at fair value on a recurring basis.
The following table provides a summary of changes in the estimated fair value of the Private Placement Warrants and Public Warrants (in thousands):

	Private Placement Warrants	Public Warrants
Balance at December 31, 2021	$—	$—
Assumption of Private Placement and Public Warrants	3,350	4,025
Changes in fair value	(2,680)	(3,220)
Balance at December 31, 2022	$670	$805
Structural Derivative Liability
At closing of the Structural Debt Facility, the Company recorded a liability of $7.1 million related to the features that are required to be bifurcated and accounted for as a compound derivative at fair value. Subsequent

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

changes in fair value of the Structural Derivative Liability until settlement is recognized in the consolidated statement of operations.
The following table provides a summary of changes in the estimated fair value of the Structural Derivative Liability (in thousands):

Balance at December 31, 2021	$—
Issuance of Structural Derivative Liability	7,050
Change in fair value	—
Balance at December 31, 2022	$7,050
Convertible Preferred Stock Warrant Liability
The fair value of the preferred stock warrant liability is determined using the Black-Scholes option pricing model, which involve inherent uncertainties and the application of management’s judgment. The following table provides a summary of changes in the estimated fair value of the preferred stock warrant liability (in thousands):

Balance at December 31, 2021	$4,787
Change in fair value	(1,616)
Net exercise of preferred stock warrants	(989)
Balance before reclassification immediately prior to the Business Combination	2,182
Reclassification to additional paid-in capital	(2,182)
Balance at December 31, 2022	$—
The Company recorded a gain of $1.6 million for the year ended December 31, 2022 and losses of $1.2 million and $1.0 million on remeasurement of preferred stock warrant liability for the years ended December 31, 2021 and 2020, respectively. With the closing of the Business Combination, unexercised preferred stock warrants were converted into warrants of the Company to purchase shares of common stock and the preferred stock warrant liability is reclassified to additional paid-in capital.
5.    Other Balance Sheet Information
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Machinery and warehouse equipment	$6,799	$7,252
Internally developed software	15,199	12,593
Computer equipment	2,805	3,330
Leasehold improvements	2,018	2,164
Furniture and fixtures	1,028	1,184
Construction in progress	—	25
Total property and equipment	27,849	26,548
Less: accumulated depreciation	(13,319)	(10,616)
Property and equipment, net	$14,530	$15,932
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $2.2 million, and $2.1 million respectively. The Company capitalized software development costs of $4.3 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively. Amortization of capitalized software development

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

costs was $3.6 million, $2.5 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020 respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Inventory purchases	$2,757	$4,659
Compensation and benefits	1,714	2,072
Advertising costs	1,203	2,363
Fulfillment costs	1,725	1,120
Sales taxes	1,374	1,812
Transaction costs	17,500	1,846
Other accrued expenses	5,081	6,779
Total accrued expenses	$31,354	$20,651

6.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	December 31,
	2022	2021
Silicon Valley Bank Loan Revolver	$—	$5,947
Silicon Valley Bank and Hercules Mezzanine Term Loan	—	59,237
Structural Debt Facility	60,620	—
Atel Loan Facility Draw 3	480	1,489
Atel Loan Facility Draw 4	95	260
Total debt	61,195	66,933
Less: debt, current	(575)	(10,750)
Total debt, noncurrent	$60,620	$56,183
Silicon Valley Bank Loan Facility and Silicon Valley Bank and Hercules Loan Facility
In December 2016, the Company entered into a loan and security agreement (the “SVB Loan Facility”) with Silicon Valley Bank (“SVB”). The terms of the SVB Loan Facility, as amended and restated, provided for: (i) a revolving line of credit not to exceed $25.0 million (“Loan Revolver”), (ii) growth capital advance (“Term Loan”) of $3.9 million and (iii) a letter of credit sublimit of $6.0 million. The Term Loan had a maturity date in December 2022 and bore interest at Prime Rate per annum, payable monthly. The Loan Revolver borrowing capacity was limited to 60% of eligible inventory balances.
In April 2021, the Company entered into an amendment to the SVB Loan Facility, which incurred a facility fee of 0.20% per annum assessed on the daily average undrawn portion of revolving line of credit. In addition, the Loan Revolver letter of credit sublimit increased to $10.0 million and the Loan Revolver borrowing capacity increased to 65% of eligible inventory balances. The Loan Revolver borrowing capacity was reduced by outstanding letters of credit and credit available to the Company from certain credit card facilities. The amended Loan Revolver bore an interest rate equal to the greater of prime rate or 3.25% per annum.
In April 2021, all of the Company’s outstanding amounts under the SVB Term Loan were refinanced directly through the SVB and Hercules Loan Facility. The Company determined the refinance represented an extinguishment of the SVB Term Loan and recorded a loss on extinguishment of $1.0 million during the year ended December 31, 2021.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

In April 2021, the Company entered into a Mezzanine Loan and Security Agreement (“SVB and Hercules Loan Facility”) with SVB and Hercules Capital, Inc. (“Hercules”). The availability period ran from the effective date until June 30, 2022. In April 2021, the Company drew $25.0 million, which it used to directly settle the amounts outstanding under the SVB Term Loan. In September and December 2021, the Company drew down the remaining additional borrowings of $25.0 million and $10.0 million, respectively. The SVB and Hercules Loan Facility bore an annual interest at the greater of 8.75% or prime plus 5.5%, payable monthly. The principal repayment period commenced on November 1, 2022.
In December 2022, all of the Company’s outstanding amounts under the SVB and Hercules Loan Facility and the Loan Revolver, were repaid directly through the Structural Debt Facility (see below). The Company determined this repayment represented an extinguishment of the SVB and Hercules Loan Facility and recorded a loss on extinguishment of $4.7 million during the year ended December 31, 2022.
Structural Debt Facility
In December 2022, the Company entered into a Loan and Security Agreement (“Structural Debt Facility”) with Structural Capital Investments III, LP, Structural Capital Investments IV, LP and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC (collectively, “Structural Funds”) and Avenue Sustainable Solutions Fund, L.P. (“Avenue”) (collectively “Structural Lenders”) to borrow $72.0 million which was used primarily to settle the SVB and Hercules Loan Facility and the Loan Revolver. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at anytime. Under the agreement, when amounts are prepaid or repaid in full at the Maturity Date, the Company may be obligated to pay additional fees which would allow for Structural Funds and Avenue to reach a Minimum Return, as defined by the agreement.
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants the Company must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with this fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Structural Lenders would exercise the subjective acceleration clause is remote. As of December 31, 2022, the Company was in compliance with these debt covenants.
On December 21, 2022, in connection with the closing of the Structural Debt Facility, the Company issued to Structural Funds, including certain affiliates, and to Avenue a total of 4,950,000 shares of the Company’s Class A common stock (the “Structural Closing Shares”). The Company recorded a debt discount of $1.1 million related to the issuance of these shares, with a corresponding offset to the Company’s Class A common stock and additional paid-in capital. Further, if there are outstanding obligations relating to the Structural Debt Facility on July 21, 2025, representing the thirty-month anniversary of such closing, the Company agrees to issue to Structural Funds, including certain affiliates, and to Avenue, the aggregate number of shares of the Company’s Class A common stock equal to $9,900,000, divided by the lower of (i) $2.00 and (ii) the volume weighted average price of the Company’s Class A common stock for the sixty trading days prior to such date, as further described in the related issuance agreements (the "Structural Subsequent Shares”).
The Company has identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which are required to be bifurcated and accounted for as a compound embedded derivative at fair value. The fair value of the Structural Derivative Liability was $7.1 million as of the debt issuance date. Changes in fair value will be recognized through the consolidated statements of operations and were nominal for the year ended December 31, 2022.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and incurrence of an additional Structural Derivative Liability amount of $7.1 million. At December 31, 2022, the Company had $72.0 million in principal outstanding under the Structural Debt Facility with an effective interest rate of 20.09%.
Atel Loan Facility
In July 2018, the Company entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) for funding of machinery and warehouse equipment that will become collateral. The loan agreement contains customary events of default.
As of December 31, 2022, the Company had $0.5 million outstanding on its third draw and $0.1 million outstanding on its fourth draw, which mature in April 2023 and May 2023, respectively. The effective interest rates on the loans are 19.23%. By the end of the equal monthly installments of principal and interest, the principal under each loan will be fully repaid.
A schedule of the Company’s future debt maturities is as follows (in thousands):

Year ended December 31,
2023	$576
2024	—
2025	24,000
2026	48,000
2027 and thereafter	—
Total principal debt payments	$72,576
Less: debt discounts	(11,381)
Total Debt	$61,195
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of December 31, 2022 and 2021, the Company had obligations to purchase $18.7 million and $36.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $3.1 million as of December 31, 2022 and 2021 related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.
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
8.    Leases
The Company has operating leases primarily for its offices and warehouses, including the lease for its office headquarters in San Francisco, CA. The lease commenced in February 2019, with an original term of approximately 8

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

years and an option to renew for an additional 5 years. Lease payments are made monthly and are subject to annual increases of approximately 3%.
The Company’s operating leases have remaining lease terms between 1 and 5 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The components of lease expense included in the Company’s statements of operations for the years ended December 31, 2022, 2021 and 2020, include operating lease expense of $7.6 million, $7.4 million and $6.9 million, respectively, and variable lease expense $0.8 million, $0.6 million and $0.7 million, respectively. Variable lease expenses are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses and are classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2022, 2021 and 2020 was $6.9 million, $6.8 million and $6.6 million which was included in net cash used in operating activities in the Company’s statements of cash flows. There were no new operating lease right-of-use assets obtained in exchange for new operating lease liabilities during the years ended December 31, 2022 and 2021.
Maturities of operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Operating Lease
2023	$6,406
2024	5,881
2025	5,371
2026	5,523
2027	3,521
Thereafter	847
Total undiscounted lease payments	27,549
Less: Imputed interest	(7,652)
Present value of lease liabilities	19,897
Less: Operating lease liabilities, current	3,705
Operating lease liabilities, noncurrent	$16,192
The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2022 and 2021 were 4.5 years and 5.3 years, respectively, and 15.3% as of December 31, 2022 and 2021.
Impairment
During December 2022, the Company recorded $5.3 million of impairment charge on its operating lease right-of-use assets related to the Company’s corporate office space located in San Francisco, California with the impairment expense being recorded within selling, general, and administrative on the consolidated statements of operations.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

9.    Convertible Preferred Stock
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
Conversion
At the closing of the Business Combination, all series of convertible preferred stock of Legacy Grove were converted on an as-converted basis to the Company’s Class B common stock at an exchange ratio of approximately 1.1760. As of December 31, 2022, no shares of convertible preferred stock were outstanding.
10.    Common Stock and Warrants
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
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to number of voting rights. Holders of the Company’s Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of the Company’s Class A common stock any time at the option of the holder, and is automatically converted into one share of the Company’s Class A common stock upon transfer (except for certain permitted transfers). Once converted into the Company’s Class A common stock, the Class B common stock will not

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

be reissued. The Company’s Board of Directors has the authority to issue shares of the Preferred Stock in one or more series and to determine the voting rights, designations, powers, preferences, other rights and restrictions of each such series of shares. As of December 31, 2022, no shares of preferred stock were issued and outstanding.
Class A Common Stock Warrants
As the accounting acquirer, Grove Collaborative, Inc. is deemed to have assumed 6,700,000 Private Placement Warrants for the Company’s Class A common stock that were held by Virgin Group Acquisition Sponsor II LLC (the “Sponsor”) at an exercise price of $11.50 and 8,050,000 of the Company’s Class A common stock Public Warrants that were held by VGAC II’s shareholders at an exercise price of $11.50. The warrants will expire on July 16, 2027, or earlier upon redemption or liquidation.
Subsequent to the Closing of the Business Combination, the Private Placement and Public Warrants for shares of the Company’s Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the private placement warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the consolidated balance sheets and amounted to $1.5 million as of December 31, 2022.
As of December 31, 2022, the following Warrants were outstanding:

Warrant Type	Shares	Exercise Price
Public Warrants	8,050,000	$11.50
Private Placement Warrants	6,700,000	$11.50
Public Warrants
The Public Warrants become exercisable into shares of the Company’s Class A common stock commencing on July 16, 2022 and expire on July 16, 2027, or earlier upon redemption or liquidation. At closing, the Company assumed 8,050,000 public warrants. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to certain adjustments.
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
Private Placement Warrants
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants. At Closing, the Company assumed 6,700,000 Private Placement Warrants.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 32,557,664 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $3.07, the Company will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for the Company’s Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of December 31, 2022, the Company has sold 739,825 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of December 31, 2022, there were 31,817,839 shares available to be sold to Yorkville under the Exchange Cap.
HGI Subscription Agreement
On November 10, 2022, the Company entered into a subscription agreement (the “HGI Subscription Agreement”) with HCI Grove LLC (“HGI”), pursuant to which, among other things, the Company issued to HGI 1,984,126 shares of the Company’s Class A common stock (“Subscribed Shares”) for aggregate proceeds of $2.5 million. Under the terms of the HGI Subscription Agreement, the Company is required to file a registration statement for the Subscribed Shares upon the Company becoming eligible to file a registration statement on Form S-3 and in any event prior to July 15, 2023 (the “Subscribed Shares Registration Statement”).
The HGI Subscription Agreement also provides that the Company will issue additional shares (the “HGI Additional Shares”) of the Company’s Class A common stock to HGI in the event that the volume weighted average price of the Company’s Class A common stock is less than $1.26 during the three trading days commencing on the first trading day after (i) the Company files the Subscribed Shares Registration Statement (the “Registration Date”), (ii) the three-month anniversary of the Registration Date, (iii) the six-month anniversary of the Registration Date, or (iv) the nine-month anniversary of the Registration Date (“Measurement Periods” and each “Measurement Period”) upon HGI’s election to receive such additional shares. HGI may use all or a portion of each Subscribed Share once to determine the amount of any issuance of Additional Shares in connection with the Measurement Periods such that HGI may utilize, for example, half of the Subscribed Shares to receive further Additional Shares, and leave the remaining half of the Subscribed Shares available to utilize in connection with the remaining Measurement Periods. HGI must elect to receive HGI Additional Shares for one Measurement Period, or the right lapses or is superseded by the next measurement period. The Company determined the HGI Additional Shares qualify as stock based compensation and upon the issuance of the liability for the HGI Additional Shares, the Company recognized a corresponding expense of $0.8 million in selling, general administrative expense on the Company’s statement of operations. Subsequent changes in fair value will be recognized in the Company’s consolidated statement of operations. No shares have been issued related to the HGI Additional shares as of December 31, 2022.
Concurrent with the HGI Subscription Agreement, the Company also entered into a consulting services agreement (the “Consulting Agreement”) with HCI Grove Management LLC (the “Consultant”). In consideration for the services under the Consulting Agreement, the Company (i) paid the Consultant an upfront fee of $150,000 and (ii) issued the Consultant 4,525,000 warrants (the “HGI Warrant Shares”) to purchase shares of the Company’s Class A common stock (the “HGI Warrants”), at an exercise price per share of $1.26 (the “Exercise Price”). On November 10, 2022, 40% of the HGI Warrant Shares vested and became issuable (the “Vested Warrants”), and the remaining HGI Warrant Shares (the “Unvested Warrants”) shall vest and become exercisable if, prior to December 31, 2024, the Company achieves at least $100 million in quarterly net revenue on a consolidated basis or if the Company consummates a Change of Control, as defined in HGI Warrants. If, as a result of the Change of Control, the

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Company’s equity holders own less than 25% of the equity securities of the surviving entity in such Change of Control, the Exercise Price shall be increased by 50%.
The Company determined the Vested Warrants and Unvested Warrants qualify as stock based compensation to a nonemployee and for the year ended December 31, 2022, the Company recognized expense of $1.2 million related to the Vested Warrants and no expense related to the Unvested Warrants in selling, general and administrative expense in the consolidated statement of operations. The Company performs a probability reassessment related to the Unvested Warrants each reporting period and will recognize the cumulative catch-up adjustment based on the grant-date fair value when the vesting conditions are probable of being achieved. Any remaining expense will continue to ratably recognized until the date the revenue target is achieved, and the Unvested Warrants are fully vested.
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$1.26
Expected term (in years)	4.5 years
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	December 31, 2022		December 31, 2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Convertible preferred stock	—	—	—	115,287,015
Convertible preferred stock warrants	—	—	—	735,760
Private Placement Warrants	6,700,000	—	—	—
Public Warrants	8,050,000	—	—	—
Backstop Warrants	3,875,028	—	—	—
Common Stock Warrants	4,525,000	568,905	—	688,349
Outstanding Stock Options	6,318,978	4,198,917	—	27,882,520
Outstanding Restricted Stock Units	19,322,240	263,052	—	1,777,183
Remaining Shares available for issuance under 2016 Equity Incentive Plan	—	—	—	1,070,974
Remaining Shares available for issuance under 2022 Equity Incentive Plan	20,794,363	—	—	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	3,274,070	—	—	—
Total shares of common stock reserved	72,859,679	5,030,874	—	147,441,801
11.    Stock-Based Compensation
Equity Incentive Plan
In 2016, Legacy Grove adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the granting of stock-based awards to employees, directors and consultants under terms and provisions established by the Board of Directors. In April 2022, the Company’s Board of Directors authorized an increase in the number of shares available for issuance under the 2016 Plan by 3,500,000. In addition, all equity awards of Legacy Grove that were issued under the 2016 Plan were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class B common stock. As a result, each of Legacy Grove’s equity awards were converted into a comparable equity award with respect to shares of the Company’s Class B common stock based on an exchange ratio of approximately 1.1760. As of the effective date of the 2022 Plan (as defined below), no further stock awards have been or will be granted under the 2016 Plan.
In June 2022, the stockholders of the Company approved the Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan (the “2022 Plan”). The Plan provides for the granting of stock-based awards to eligible

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

participants, specifically officers, other employees, non-employee directors, consultants, independent contractors under terms and provisions established by the Board of Directors.
The 2022 Plan authorizes the issuance of the Company’s Class A common stock of up to 24,555,528 shares. The number of shares available shall increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2023 and continuing until (and including) calendar year December 31 2032, with annual increases equal to lesser of (i) 5% of the number of shares of the Company’s Class A and Class B common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (ii) an amount determined by the Board of Directors.
Stock option activity under the 2016 Plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2021	23,708,957	$3.05	7.99	$125,429
Recapitalization	4,173,563	(0.46)
Balance – December 31, 2021	27,882,520	2.59	7.99	125,429
Exercised	(328,448)	1.13
Forfeited as part of the Option Exchange	(12,977,484)	3.24
Cancelled/forfeited	(4,055,017)	3.26
Balance – December 31, 2022	10,521,571	1.59	4.87	61
Options vested and exercisable – December 31, 2022	9,332,003	$1.32	4.46	$61
The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 and 2020 was $3.73 and $2.07 per share, respectively. No stock options were granted during the year ended December 31, 2022. The total grant date fair value of stock options that vested during the year ended December 31, 2022, 2021 and 2020 was $10.5 million, $13.3 million and $5.9 million, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2022, 2021 and 2020 was $1.0 million, $4.3 million and $9.9 million, respectively. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Early Exercise of Employee Stock Options
The Company allows certain employees to exercise stock options granted under the 2016 Plan prior to vesting in exchange for shares of restricted common stock. The unvested shares, upon termination of employment, are subject to repurchase by the Company at the original purchase price. The proceeds are recorded in other current liabilities in the consolidated balance sheets at the time of the early exercise of stock options and reclassified to common stock and additional paid-in capital as the Company’s repurchase right lapses (i.e., as the underlying stock options vest). No and 11,025 shares of Class B common stock were issued due to early exercise of unvested stock options during the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the aggregate price of the

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

restricted common stock subject to repurchase was zero and $0.2 million, respectively. A summary of the restricted common stock activity is as follows:

	Number of Options	Weighted–Average Exercise Price
Outstanding and unvested as of December 31, 2021	69,513	$2.25
Recapitalization	12,237	(0.33)
Outstanding and unvested as of December 31, 2021	81,750	1.92
Vested	(65,211)	1.92
Repurchase of early exercise	(16,539)	1.92
Outstanding and unvested as of December 31, 2022	—	$—
Determination of Fair Value
The fair value of stock option awards granted was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Year Ended December 31, 2021
Fair value of common stock	$5.06 – $7.28
Expected term (in years)	5.00 – 6.28
Volatility	62.33% – 75.19%
Risk-free interest rate	0.50% – 1.21%
Dividend yield	—
Market-Based Stock Options
In February 2021, the Company granted 1,017,170 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $3.77 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of December 31, 2022, the market-based vesting criteria had not been met.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Restricted Stock Units
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years end December 31, 2022:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2021	1,511,191	$8.62
Recapitalization	265,992	(1.29)
Unvested – December 31, 2021	1,777,183	7.33
Granted	15,650,757	2.25
Granted as part of the Option Exchange	9,582,252	1.49
Vested	(6,068,403)	4.34
Cancelled/forfeited	(1,459,362)	6.42
Balance – December 31, 2022	19,482,427	1.75
Vested but unissued – December 31, 2022	102,865	$4.22
RSUs granted under the 2016 Plan contained vesting conditions based on continuous service and the occurrence of a specified liquidity event, which is considered a performance condition. The performance condition was satisfied on June 16, 2022 with the closing of the Business Combination. Accordingly, the Company started recognizing stock compensation expense in the three months ended June 30, 2022 using the accelerated attribution method from the grant date for RSUs granted under the 2016 Plan. The total cumulative catch up expense related to prior periods recognized for the RSUs was $11.9 million. There are no contingencies for the issuance of the vested but unissued RSUs other than passage of time.
Employee Stock Purchase Plan
In May 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders. The ESPP went into effect on November 16, 2022. Subject to certain limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 20% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. Subject to adjustment in the case of certain capitalization events, a total of 3,274,070 shares of Class A common stock of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, beginning the fiscal year ended December 31, 2023 the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 3,274,070 shares (ii) 1% of the number of shares of the Company’s Class A Common Stock and Class B Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year, or (iii) such number of shares as determined by the Board of Directors. For the year ended December 31, 2022, the Company recognized $0.1 million of expense related to the ESSP and as of December 31, 2022, no shares of Class A common stock had been purchased under the ESPP.
Equity Award Modifications
During the year ended December 31, 2022, the Company modified stock options held by former and existing employees to accelerate vesting and to extend the post-termination exercise period of the awards from 60 days to 1, 2 or 10 years after termination, as well as accelerated the vesting of certain stock options and RSUs. The modifications resulted in modification expenses of $2.9 million during the year ended December 31, 2022.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

On September 19, 2022, the Company’s Board of Directors approved a stock option exchange which permitted certain employee and non-employee option holders, subject to specified conditions, to exchange some or all of their outstanding stock options to purchase shares of the Company's common stock for RSUs to be issued under the 2022 Plan (the “Option Exchange”). The Option Exchange commenced on September 26, 2022 and concluded on October 21, 2022, with RSUs being issued in the Option Exchange on October 27, 2022 following approval by the Compensation Committee of the Company’s Board of Directors. For fully vested stock options that were tendered in the Option Exchange, the Company issued RSUs which were unvested immediately following the Option Exchange and vested or will vest 50% on each of February 15, 2023 and May 15, 2023. RSUs issued in exchange for unvested options vested or will vest in equal installments on each February 15, May 15, August 15 and November 15 until becoming fully vested in the calendar quarter in which the stock option tendered in exchange for such RSUs would have fully vested had it not been exchanged. As a result of the Option Exchange, 12,977,484 stock options, with a weighted average exercise price of $3.24, were exchanged for 9,582,252 RSUs. The aggregate incremental stock-based compensation to be recognized related to the Option Exchange is $4.4 million, of which $2.2 million was recognized during the year ended December 31, 2022.
Stock-Based Compensation Expense
For the years ended December 31, 2022, 2021, and 2020 the Company recognized a total of $43.6 million, $14.6 million and $7.8 million of stock-based compensation expense, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of December 31, 2022, the total unrecognized compensation expense related to unvested options and RSUs was $30.1 million, which the Company expects to recognize over an estimated weighted average period of 2.5 years.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

12.    Provision for Income Taxes
The Company is subject to U.S. federal, state, and local corporate income taxes.
The Company’s effective income tax rate reconciliation is composed of the following for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(7.3)%	(0.6)%	(1.7)%
Remeasurement of derivative liabilities	17.5%	(0.2)%	(0.3)%
Other	0.4%	—%	0.5%
Change in valuation allowance	(31.6)%	(20.2)%	(19.5)%
Provision for income taxes	—%	—%	—%
The components of net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$119,345	$95,311
Deferred revenue	2,581	2,665
Inventory reserve and uniform capitalization	3,365	2,795
Operating lease liabilities	4,720	5,576
Accruals and other reserves	1,876	1,908
Stock-based compensation	6,856	4,339
Other	5,108	3,103
Total deferred tax assets	143,851	115,697
Less: valuation allowance	(139,033)	(107,300)
Total deferred tax assets, net of valuation allowance	4,818	8,397
Deferred tax liabilities:
Operating lease right-of-use assets	(2,933)	(5,017)
Depreciation and amortization	(1,885)	(3,380)
Total deferred tax liabilities	(4,818)	(8,397)
Net deferred tax assets	$—	$—
The following summarizes the activity related to valuation allowances on deferred tax assets:

	December 31,
	2022	2021
Valuation allowance, as of beginning of year	$107,300	$75,061
Valuation allowance established	31,271	32,511
Changes to existing valuation allowances	462	(272)
Valuation allowance, as of end of year	$139,033	$107,300
As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $512.1 million and $209.1 million, respectively, of which $234.0 million expire beginning in 2036 and $487.1 million have no expiration but can only be used to offset 80% of the Company’s future taxable income. The state NOLs are presented as an apportioned amount.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Valuation Allowance
The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether we will realize the deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that a valuation allowance has been established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the valuation allowance will be released.
Our valuation allowance was $139.0 million as of December 31, 2022, which represents an increase of $31.7 million from December 31, 2021. The increase in the valuation allowance primarily relates to the following: (i) an increase of $31.3 million relating to current year operating activity, and (ii) an increase of $0.5 million relating to changes to our state blended rate.
The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), as well as projected pre-tax book income in making this assessment. To fully utilize the NOL and tax credits carryforwards we will need to generate sufficient future taxable income in each respective jurisdiction.
Uncertain Tax Positions
The Company’s unrecognized tax benefits are as follows (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$40	$35
Decrease related to prior period tax positions	—	—
Increase related to current year tax positions	—	5
Balance at end of year	$40	$40
The amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statute of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. Accrued interest and penalties are included within the related tax liability.
The Company files U.S. federal and various state and local income tax returns, including the State of California. The Company has no ongoing tax examinations by the U.S. income tax authorities at this time. The Company is subject to U.S. federal, state or local income tax examinations for all prior years.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

13.    Net Loss Per Share Attributable to Common Stockholders
The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2022	2021	2020
Convertible preferred stock	—	115,287,015	115,287,015
Common stock options	10,521,571	27,882,520	18,733,170
Restricted stock units	19,482,427	1,777,183	—
Convertible preferred stock warrants	—	735,760	735,760
Common stock warrants	5,093,905	688,349	660,748
Private and Public Placement Warrants	14,750,000	—	—
Earn-Out Shares	13,999,960	—	—
Shares subject to repurchase	—	81,751	1,233,707
Total	63,847,863	146,452,578	136,650,400
14.    Subsequent Events

On March 1, 2023, the Company granted 13,294,044 RSUs under the 2022 Plan. These RSUs have an aggregate fair value of $5.7 million and vest quarterly over 2.5 years.

On March 6, 2023, the Company entered into an amendment to reduce certain previously accrued for and due transactions costs whereby this amount was reduced by $13.4 million.

On March 9, 2023, we reduced our restricted cash balances by $6.1 million.

On March 10, 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permit the Company to receive funding through a revolving line of credit up to $35.0 million in aggregate principal amount. The Company’s borrowing capacity under the Siena Revolver, which is subject to certain conditions, including the Company’s inventory and accounts receivable balances among other limitations as specified in the agreement, was $16.5 million on March 10, 2023.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greater of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Borrowers’ monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement. The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of the date of the issuance of these financial statements, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver. The Company is currently reviewing all of the features of the Siena Revolver and their accounting impact on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting
This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).
As discussed elsewhere in this Form 10-K, we completed the Business Combination on June 16, 2022, pursuant to which we acquired Grove Collaborative, Inc. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2022.
Remediation of Previously Reported Material Weaknesses
The material weakness in our internal control over financial reporting reported in Amendment No. 1 to our quarterly report on Form 10-Q/A for the period ended June 30, 2022 related to our financial statement tie-out preparation and review process has been remediated. Specifically, we identified a design deficiency within the financial statement tie-out preparation and review control which failed to prevent the misstatement of the weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted (“WASO”) for the three and six months ended June 30, 2021 (collectively, the “Affected Periods”), which incorrectly did not give effect to the exchange ratio as prescribed by the Merger Agreement. As a result of this error, the net loss per share attributable to common stockholders, basic and diluted was materially overstated for the Affected Periods and therefore resulted in a restatement of these financial statements to correct the loss per share amounts for the Affected Periods. This material weakness was remediated as of September 30, 2022.To improve our internal control over financial reporting and remediate this prior period material weakness, we immediately implemented additional control attributes within our existing financial statement review control for the tie out of our consolidated financial statements, including retaining evidence of preparer and their related tie-out procedures, including review steps taken by the reviewer to ensure the preparer has completed all required tie-out procedures in accordance with this control.

(b) Changes in Internal Control over Financial Reporting
During the year ending December 31, 2022, we undertook efforts to remediate the material weakness reported in Amendment No. 1 to our quarterly report on Form 10-Q/A for the period ended June 30, 2022 related to our financial statement tie-out preparation and review process. We immediately implemented additional control attributes within our existing financial statement review control for the tie out of our consolidated financial statements, including retaining evidence of preparer and their related tie-out procedures, including review steps taken by the reviewer to ensure the preparer has completed all required tie-out procedures in accordance with this control. This material weakness was remediated as of September 30, 2022.
Except for the remediation of the material weaknesses and changes described above, there were no changes during the year ended December 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company does not expect that its disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies”.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022.

Part IV
Item 15. Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of December 7, 2021, by and among Virgin Group Acquisition Corp. II, Treehouse Merger Sub, Inc. and Grove Collaborative, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on December 8, 2021).

2.2†
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
4.13
Warrant Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove Management LLC (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q, filed with the SEC on November 10, 2022).

4.14*	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on December 8, 2021).

10.2	Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on April 4, 2022).

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

10.15
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

10.27†
Subscription Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q, filed with the SEC on November 10, 2022).

10.28†
Consulting Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove Management LLC (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-Q, filed with the SEC on November 10, 2022).

10.29†
Loan and Security Agreement, dated as of December 21, 2022, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., Ocean II PLO LLC and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on December 27, 2022).

10.30†
Security Issuance Agreement, dated as of December 21, 2022, by and among Grove Collaborative Holdings, Inc., Structural Capital Investments III, LP, Structural Capital Holding III, LP, Structural Capital Investments IV, LP, Structural Capital Holding IV, LP and Series PCI Grove, a series of Structural Capital Primary Co-Investment Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the SEC on December 27, 2022).

10.31†
Security Issuance Agreement, dated as of December 21, 2022, by and between Grove Collaborative Holdings, Inc. and Avenue Sustainable Solutions Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the SEC on December 27, 2022).

Exhibit Number	Description
21*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
+    Indicates management contract or compensatory plan or arrangement.
†    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule of exhibit to the SEC upon request.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2023	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Stuart Landesberg
		Name:	Stuart Landesberg
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2023	By:	/s/ Rayhan Arif
Rayhan Arif, Director

Date: March 16, 2023	By:	/s/ Fumbi Chima
Fumbi Chima, Director

Date: March 16, 2023	By:	/s/ Christopher Clark
Christopher Clark, Director

Date: March 16, 2023	By:	/s/ Kevin Cleary
Kevin Cleary, Director

Date: March 16, 2023	By:	/s/ David Glazer
David Glazer, Director

Date: March 16, 2023	By:	/s/ Kristine Miller
Kristine Miller, Director

Date: March 16, 2023	By:	/s/ John Replogle
John Replogle, Director

Date: March 16, 2023	By:	/s/ Naytri Shroff Sramek
Naytri Shroff Sramek, Director