Form 10-Q
period 2023-03-31
Grove Collaborative Holdings, Inc.
filed 2023-05-11
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had outstanding 128,876,248 shares of Class A common stock and 49,874,913 shares of Class B common stock as of May 5, 2023.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022	5
	Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
Signatures		43

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

Part I - Financial Information
Item 1. Financial Statement
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,653	$81,084
Restricted cash	5,850	11,950
Inventory, net	40,930	44,132
Prepaid expenses and other current assets	5,806	4,844
Total current assets	134,239	142,010
Restricted cash	2,951	2,951
Property and equipment, net	13,852	14,530
Operating lease right-of-use assets	11,721	12,362
Other long-term assets	2,817	2,192
Total assets	$165,580	$174,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,293	$10,712
Accrued expenses	13,967	31,354
Deferred revenue	9,152	10,878
Operating lease liabilities, current	3,762	3,705
Other current liabilities	565	249
Debt, current	340	575
Total current liabilities	40,079	57,473
Debt, noncurrent	69,049	60,620
Operating lease liabilities, noncurrent	15,233	16,192
Derivative liabilities	13,519	13,227
Total liabilities	137,880	147,512
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value – 600,000,000 Class A shares authorized at March 31, 2023 and December 31, 2022; 128,870,368 and 125,617,015 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively; 200,000,000 Class B shares authorized at March 31, 2023 and December 31, 2022; 49,874,913 and 52,240,311 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	618,609	604,373
Accumulated deficit	(590,927)	(577,858)
Total stockholders’ equity	27,700	26,533
Total liabilities and stockholders’ equity	$165,580	$174,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$71,565	$90,479
Cost of goods sold	34,310	47,742
Gross profit	37,255	42,737

Operating expenses:
Advertising	8,673	32,793
Product development	4,216	6,240
Selling, general and administrative	38,021	50,970
Operating loss	(13,655)	(47,266)

Interest expense	3,729	2,087
Change in fair value of Additional Shares liability	223	—
Change in fair value of Earn-Out liability	143	—
Change in fair value of Public and Private Placement Warrants liability	(674)	—
Change in fair value of Structural Derivative liability	600	—
Other income, net	(4,617)	(1,992)
Interest and other expense (income), net	(596)	95
Loss before provision for income taxes	(13,059)	(47,361)
Provision for income taxes	10	23
Net loss	$(13,069)	$(47,384)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(5.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	168,739,298	9,387,142
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	177,857	$18	$604,373	$(577,858)	$26,533
Issuance of common stock upon exercise of stock options	179	—	68	—	68
Cancellation of Earn-Out Shares	(986)	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	1,695	—	(356)	—	(356)
Reduction in transaction costs	—	—	9,609	—	9,609
Stock-based compensation	—	—	4,915	—	4,915
Net loss	—	—	—	(13,069)	(13,069)
Balances at March 31, 2023 (unaudited)	178,745	$18	$618,609	$(590,927)	$27,700

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	114,795	$487,918	—	$—	9,368	$1	$33,863	$(490,143)	$(456,279)
Issuance of common stock upon exercise of stock options	—	—	—	—	87	—	171	—	171
Issuance of convertible common stock	—	—	2,750	27,473	—	—	—	—	—
Vesting of early exercise of options	—	—	—	—	—	—	125	—	125
Stock-based compensation	—	—	—	—	—	—	4,501	—	4,501
Net loss	—	—	—	—	—	—	—	(47,384)	(47,384)
Balances at March 31, 2022 (unaudited)	114,795	$487,918	2,750	$27,473	9,455	$1	$38,660	$(537,527)	$(498,866)
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

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(13,069)	$(47,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Remeasurement of convertible preferred stock warrant liability	—	(1,886)
Stock-based compensation	4,893	4,460
Depreciation and amortization	1,448	1,410
Changes in fair value of derivative liabilities	292	—
Reduction in transaction costs allocated to derivative liabilities upon Business Combination	(3,745)	—
Non-cash interest expense	948	195
Inventory reserve	124	856
Other non-cash expenses	77	8
Changes in operating assets and liabilities:
Inventory	3,078	3,038
Prepaids and other assets	(828)	(3,312)
Accounts payable	1,554	10,287
Accrued expenses	162	2,917
Deferred revenue	(1,726)	159
Operating lease right-of-use assets and liabilities	(261)	(22)
Other liabilities	316	(229)
Net cash used in operating activities	(6,737)	(29,503)

Cash Flows from Investing Activities
Purchase of property and equipment	(784)	(1,352)
Net cash used in investing activities	(784)	(1,352)

Cash Flows from Financing Activities
Proceeds from issuance of contingently redeemable convertible common stock	—	27,500
Payment of transaction costs related to the Business Combination	(4,150)	(489)
Proceeds from issuance of debt	7,500	—
Payment of debt issuance costs	(837)	—
Repayment of debt	(235)	(275)
Proceeds from exercise of stock options and settlement of restricted stock units, net of withholding taxes paid related to common stock issued to employees	(288)	171
Net cash provided by financing activities	1,990	26,907

Net decrease in cash, cash equivalents and restricted cash	(5,531)	(3,948)
Cash, cash equivalents and restricted cash at beginning of period	95,985	78,376
Cash, cash equivalents and restricted cash at end of period	$90,454	$74,428

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$9	$21
Cash paid for interest	2,734	1,461
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$113	$286
Reduction in transaction costs allocated to equity instruments	9,609	—
Transaction and contingently redeemable convertible common stock issuance costs in accounts payable and accrued liabilities	—	2,582
Vesting of early exercised stock options	—	125

Reconciliation of cash, cash equivalents, and restricted cash:
	March 31,
	2023	2022
Cash and cash equivalents	$81,653	$74,428
Restricted cash	8,801	—
Total cash, cash equivalents and restricted cash	$90,454	$74,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Grove Collaborative Holdings, Inc., a public benefit corporation, (formerly known as Virgin Group Acquisition Corp. II, or “VGAC II”) and its wholly owned subsidiaries (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with an environmental focus and headquartered in San Francisco, California. In the United States, the Company sells its products through two channels: a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties, and the retail channel into which the Company sell products from Grove-owned brands at wholesale. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.

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
Prior to the Business Combination, VGAC II’s public shares, and public warrants were listed on the New York Stock Exchange (“NYSE”) under the symbols “VGII” and “VGII.WS,” respectively. On June 17, 2022, the Company's Class A common stock and public warrants began trading on (“NYSE”), under the symbols “GROV” and “GROV.WS,” respectively. See Note 7, Common Stock and Warrants for additional details.
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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
December 31, 2022 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 16, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $590.9 million as of March 31, 2023. The Company’s existing sources of liquidity as of March 31, 2023 include cash and cash equivalents of $81.7 million and availability of debt from the Siena Revolver (defined in Note 5, Debt). Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred stock, contingently redeemable convertible common stock and the incurrence of debt. The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q (the “Quarterly Report”). Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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
Significant Accounting Policies
There have been no significant changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022.
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

Restricted Cash

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Short-term restricted cash primarily represents cash on deposit with a financial institution to collateralize short-term obligations related to company credit cards. Long-term restricted cash primarily represents cash on deposit with a financial institution to collateralize letters of credit related to the Company’s non-cancellable operating leases for its corporate headquarters. Restricted cash is stated at cost, which approximates fair value.
Concentration of Risks
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains the majority of its cash, cash equivalents and restricted cash in accounts with one financial institution within the United States, generally in the form of demand accounts. Deposits in this institution may exceed federally insured limits. Management believes minimal credit risk exists with respect to this financial institution and the Company has not experienced any losses on such amounts.
The Company depends on a limited number of vendors to supply products sold by the Company. For the three months ended March 31, 2023 and 2022, the Company’s top five suppliers combined represented approximately 50% of the Company’s total inventory purchases.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of March 31, 2023 and December 31, 2022 the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was not material.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue, net:
Grove Brands	$34,976	$46,796
Third-party products	36,589	43,683
Total revenue, net	$71,565	$90,479
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue and other current liabilities were $9.2 million and $0.2 million, respectively, as of March 31, 2023 and $10.9 million and $0.2 million, respectively, as of December 31, 2022. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the three months ended March 31, 2023 that was previously included in deferred revenue and other current liabilities as of December 31, 2022 was $6.6 million and $0.2 million, respectively.
Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company recorded fulfillment costs of $17.0 million and $24.4 million, respectively, which included $10.4 million and $14.3 million in shipping and handling expenses, respectively, and $3.9 million and $6.6 million in Fulfillment Labor, respectively. The Company's gross profit may not be comparable to other retailers or distributors.
3.    Fair Value Measurements and Fair Value of Financial Instruments
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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt, Additional Shares, Earn-Out Shares Public and Private Placement Warrants and Structural Derivative. Cash equivalents, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates prevailing market rate.
The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. Private Placement Warrants are classified as Level 2 as the fair value approximates the fair value of the Public Warrants. The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 7, Common Stock and Warrants. The Additional Shares and Earn-Out Shares are classified as Level 3 and their fair values were estimated using a Monte Carlo options pricing model utilizing assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its publicly traded warrants and an implied volatility based on its peer companies.
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Debt Facility, including an increase in interest rate upon an event of default and the contingent issuance of the Structural Subsequent Shares as defined in Note 5, Debt. This liability is classified as Level 3 and is valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of the Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its publicly traded warrants and an implied volatility based on its peer companies.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$78,213	$—	$—	$78,213
Total	$78,213	$—	$—	$78,213
Financial Liabilities:
Additional Shares	—	—	803	803
Earn-Out Shares	—	—	4,265	4,265
Private Placement Warrants	—	364	—	364
Public Warrants	437	—	—	437
Structural Derivative Liability	—	—	7,650	7,650
Total	$437	$364	$12,718	$13,519

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$74,990	$—	$—	$74,990
Total	$74,990	$—	$—	$74,990
Financial Liabilities:
Additional Shares	—	—	580	580
Earn-Out Shares	—	—	4,122	4,122
Private Placement Warrants	—	670	—	670
Public Warrants	805	—	—	805
Structural Derivative Liability	—	—	7,050	7,050
Total	$805	$670	$11,752	$13,227
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 during the periods presented.
Additional Shares Liability
At the closing of the HGI Subscription Agreement defined in Note 7, Common Stock and Warrants, the Company recorded a liability related to the potential issuance of Additional Shares. Subsequent changes in fair value of the Additional Shares liability until settlement is recognized in the statements of operations.
The following table provides a summary of changes in the estimated fair value of the Additional Shares liability (in thousands):

Balance at December 31, 2022	$580
Change in fair value of Additional Shares Liability	223
Balance at March 31, 2023	$803

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Earn-Out Shares
At Closing of the Business Combination, certain Earn-Out Shares were accounted for as a liability. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
The following table provides a summary of changes in the estimated fair value of the Earn-Out liability (in thousands):

Balance at December 31, 2022	$4,122
Cancellation of Earn-Out Shares	$(347)
Change in fair value	490
Balance at March 31, 2023	$4,265
Private Placement and Public Warrant Liabilities
As of March 31, 2023, the Company has Private Placement and Public Warrants. Such warrants are measured at fair value on a recurring basis.
The following table provides a summary of changes in the estimated fair value of the Private Placement Warrants and Public Warrants (in thousands):

	Private Placement Warrants	Public Warrants
Balance at December 31, 2022	$670	$805
Changes in fair value	(306)	(368)
Balance at March 31, 2023	$364	$437
Structural Derivative Liability
At closing of the Structural Debt Facility, the Company recorded a liability related to the features that are required to be bifurcated and accounted for as a compound derivative at fair value. Subsequent changes in fair value of the Structural Derivative Liability until settlement is recognized in the statement of operations.
The following table provides a summary of changes in the estimated fair value of the Structural Derivative Liability (in thousands):

Balance at December 31, 2022	$7,050
Change in fair value	600
Balance at March 31, 2023	$7,650

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
4.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Inventory purchases	$2,530	$2,757
Compensation and benefits	2,861	1,714
Advertising costs	1,020	1,203
Fulfillment costs	1,335	1,725
Sales taxes	1,509	1,374
Transaction costs	—	17,500
Other accrued expenses	4,712	5,081
Total accrued expenses	$13,967	$31,354

5.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Structural Debt Facility	$61,549	$60,620
Siena Revolver	7,500	—
Atel Loan Facility Draw 3	292	480
Atel Loan Facility Draw 4	48	95
Total debt	69,389	61,195
Less: debt, current	(340)	(575)
Total debt, noncurrent	$69,049	$60,620
Structural Debt Facility
In December 2022, the Company entered into a Loan and Security Agreement (“Structural Debt Facility”) with Structural Capital Investments III, LP, Structural Capital Investments IV, LP and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC (collectively, “Structural Funds”) and Avenue Sustainable Solutions Fund, L.P. (“Avenue”) (collectively “Structural Lenders”) to borrow $72.0 million which was used primarily to settle previously outstanding obligations with a prior lender. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at anytime. Under the agreement, when amounts are prepaid or repaid in full at the Maturity Date, the Company may be obligated to pay additional fees which would allow for Structural Funds and Avenue to reach a Minimum Return, as defined by the agreement.
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants the Company must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with this fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Structural Lenders would exercise the subjective acceleration clause is remote. As of March 31, 2023, the Company was in compliance with these debt covenants.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The Company has identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which are required to be bifurcated and accounted for as a compound embedded derivative at fair value. Changes in fair value of the Structural Derivative Liability are recognized through the statements of operations and was $0.6 million for the three months ended March 31, 2023.
Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and incurrence of an additional Structural Derivative Liability amount of $7.1 million. At March 31, 2023, the Company had $72.0 million in principal outstanding under the Structural Debt Facility with an effective interest rate of 20.34%.
Siena Revolver
In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.0 million of debt issuance costs which have been included in other assets on the Company’s balance sheet and being amortized through the Revolver’s scheduled maturity date. Additional borrowing capacity from the Siena Revolver was $10.2 million as of March 31, 2023.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Siena would exercise the subjective acceleration clause is remote. As of March 31, 2023, the Company was in compliance with these debt covenants.

The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of March 31, 2023, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver. The interest rate on the outstanding balance at March 31, 2023 is 8.52%.
Atel Loan Facility
In July 2018, the Company entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) for funding of machinery and warehouse equipment that will become collateral. The loan agreement contains customary events of default.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of March 31, 2023, the Company had $0.3 million outstanding on its third draw and less than $0.1 million outstanding on its fourth draw, which mature in April 2023 and May 2023, respectively. The effective interest rates on the loans are 19.23%. By the end of the equal monthly installments of principal and interest, the principal under each loan will be fully repaid.

6.    Commitments and Contingencies
Merchandise Purchase Commitments
As of March 31, 2023 and December 31, 2022, the Company had obligations to purchase $15.3 million and $18.7 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $3.5 million and $3.1 million as of March 31, 2023 and December 31, 2022, respectively, primarily related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.
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
7.    Common Stock and Warrants

As discussed in Note 1, Description of the Business, VGAC II completed the acquisition of Legacy Grove and acquired 100% of Legacy Grove’s shares and Legacy Grove received gross proceeds of $97.1 million, which includes proceeds from issuance of common stock upon the consummation of the Business Combination. During the year ended December 31, 2022, the Company recorded $24.4 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. Transaction costs were allocated on a relative fair value basis between the issuance of equity and liability instruments.

Direct and incremental transaction costs allocated to equity-classified instruments were recorded within equity as an offset against proceeds upon accounting for the consummation of the Business Combination in the condensed consolidated financial statements. Direct and incremental transaction costs allocated to liability-classified equity instruments were expensed in the condensed consolidated financial statements and included in other expense, net in the condensed consolidated statements of operations. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows.

As per the original agreement, the Company had $17.5 million of transaction costs accrued as of December 31, 2022. In March 2023, the Company entered into an amended agreement with a vendor to reduce this liability by $13.4 million. This reduction of costs was allocated between the liability and equity instruments with $3.8 million being recorded to other income, net on the Company’s statement of operations and $9.6 million recorded to additional paid-in capital, within equity.

On the Closing Date and in accordance with the terms and subject to the conditions of the Business Combination, each holder of Legacy Grove common stock received approximately 1.1760 shares of the Company’s Class B common stock, par value $0.0001 per share. All equity awards of Legacy Grove were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class B common stock. As a result, each outstanding stock option was converted into an option exercisable for the Company’s Class B common stock based on an exchange ratio of approximately 1.1760, each outstanding restricted

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
stock unit was converted into restricted stock units of the Company that, upon vesting and issued, will be settled for shares of the Company’s Class B common stock based on an exchange ratio of approximately 1.1760 and each outstanding warrant to purchase Legacy Grove common stock or preferred stock was converted into a warrant to purchase shares of the Company’s Class B common stock based on an exchange ratio of approximately 1.1760.

Each public and private warrant of VGAC II that was unexercised at the time of the business combination was assumed by the Company and represents the right to purchase one share of the Company’s Class A common stock upon exercise of such warrant.
Earn-Out
At the closing of the Business Combination, Class B common stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued 13,999,960 shares of the Company’s Class B Common Stock (“Earn-Out Shares”). During the three months ended March 31, 2023, certain shareholders surrendered an aggregate 985,722 Earn-Out Shares which, per terms of the Merger Agreement, were cancelled by the Company and not reallocated among the remaining holders. The remaining 13,014,238 Earn-Out Shares will vest (i) with respect to 6,507,310 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 6,506,928 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period. Such events can occur during a period of ten years following the Business Combination (the “Earn-Out Period”).
If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815 and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of March 31, 2023, the Company did not meet any Earn-Out thresholds.
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
Subsequent to the Closing of the Business Combination, the Private Placement and Public Warrants for shares of the Company’s Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the private placement warrants from being considered indexed to the entity's own stock, and therefore classified as liabilities on the condensed consolidated balance sheets. As of March 31, 2023, the following Warrants were outstanding:

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
Backstop Warrants

In connection with the Business Combination, the Company issued to the Corvina Holdings limited 3,875,028 warrants to purchase the Company’s Class A common stock (each warrant exercisable to purchase one share of the Company’s Class A common stock for $0.01) (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of March 31, 2023.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 32,557,664 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $3.07, the Company will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of March 31, 2023, the Company has sold 739,825 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of March 31, 2023, there were 31,817,839 shares available to be sold to Yorkville under the Exchange Cap.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The HGI Subscription Agreement also provides that the Company will issue additional shares (the “HGI Additional Shares”) of the Company’s Class A common stock to HGI in the event that the volume weighted average price of the Company’s Class A common stock is less than $1.26 during the three trading days commencing on the first trading day after (i) the Company files the Subscribed Shares Registration Statement (the “Registration Date”), (ii) the three-month anniversary of the Registration Date, (iii) the six-month anniversary of the Registration Date, or (iv) the nine-month anniversary of the Registration Date (“Measurement Periods” and each “Measurement Period”) upon HGI’s election to receive such additional shares. HGI may use all or a portion of each Subscribed Share once to determine the amount of any issuance of Additional Shares in connection with the Measurement Periods such that HGI may utilize, for example, half of the Subscribed Shares to receive further Additional Shares, and leave the remaining half of the Subscribed Shares available to utilize in connection with the remaining Measurement Periods. HGI must elect to receive HGI Additional Shares for one Measurement Period, or the right lapses or is superseded by the next measurement period. There have been no shares have been issued related to the HGI Additional shares as of March 31, 2023.
Concurrent with the HGI Subscription Agreement, the Company also entered into a consulting services agreement (the “Consulting Agreement”) with HCI Grove Management LLC (the “Consultant”). In consideration for the services under the Consulting Agreement, the Company (i) paid the Consultant an upfront fee of $150,000 and (ii) issued the Consultant 4,525,000 warrants (the “HGI Warrant Shares”) to purchase shares of the Company’s Class A common stock (the “HGI Warrants”), at an exercise price per share of $1.26 (the “Exercise Price”). On November 10, 2022, 40% of the HGI Warrant Shares vested and became issuable (the “Vested Warrants”), and the remaining HGI Warrant Shares (the “Unvested Warrants”) shall vest and become exercisable if, prior to December 31, 2024, the Company achieves at least $100.0 million in quarterly net revenue on a consolidated basis or if the Company consummates a Change of Control, as defined in HGI Warrants. If, as a result of the Change of Control, the Company’s equity holders own less than 25% of the equity securities of the surviving entity in such Change of Control, the Exercise Price shall be increased by 50%.
The Company determined the Vested Warrants and Unvested Warrants qualify as stock based compensation to a nonemployee. The Company recorded $1.2 million in stock based compensation expense on the execution date of the HGI Subscription Agreement. The Company performs a probability reassessment related to the Unvested Warrants each reporting period and will recognize the cumulative catch-up adjustment based on the grant-date fair value when the vesting conditions are probable of being achieved. Any remaining expense will continue to ratably recognized until the date the revenue target is achieved, and the Unvested Warrants are fully vested.
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$1.26
Expected term (in years)	4.5
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—

Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	March 31, 2023		December 31, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	6,700,000	—	6,700,000	—
Public Warrants	8,050,000	—	8,050,000	—
Backstop Warrants	3,875,028	—	3,875,028	—
Common Stock Warrants	4,525,000	568,905	4,525,000	568,905
Outstanding Stock Options	5,969,813	4,202,678	6,318,978	4,198,917
Outstanding Restricted Stock Units	29,238,710	175,184	19,322,240	263,052
Remaining Shares available for issuance under 2022 Equity Incentive Plan	9,338,297	—	20,794,363	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	5,052,643	—	3,274,070	—
Total shares of common stock reserved	72,749,491	4,946,767	72,859,679	5,030,874
8.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2022	10,521,571	$1.59	4.87	$61
Exercised	(178,564)	0.38
Cancelled/forfeited	(170,516)	2.82
Balance – March 31, 2023	10,172,491	1.59	4.05	98
Options vested and exercisable – March 31, 2023	9,040,393	$1.32	3.58	$98
No options were granted during three months ended March 31, 2023 and 2022. The total grant date fair value of options that vested during three months ended March 31, 2023 and 2022 was $0.1 million and $4.4 million, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was nominal and $0.4 million, respectively. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 1,017,170 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $3.77 per share. 100% of the stock options vest upon

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of March 31, 2023, the market-based vesting criteria had not been met.
Restricted Stock Units
The following table summarizes the activity for all RSU’s under all of the Company’s equity incentive plans for the three months ended March 31, 2023:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2022	19,482,427	$1.75
Granted	13,314,042	0.43
Vested	(2,549,326)	2.28
Cancelled/forfeited	(833,249)	2.69
Balance – March 31, 2023	29,413,894	1.08

Employee Stock Purchase Plan
In May 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders. The ESPP went into effect on November 16, 2022. Subject to certain limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 20% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. As of March 31, 2023, no shares of Class A common stock had been purchased under the ESPP.

Stock-Based Compensation Expense
For the three months ended March 31, 2023 and 2022, the Company recognized a total of $4.9 million and $4.5 million of stock-based compensation expense, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of March 31, 2023, the total unrecognized compensation expense related to unvested options and RSUs was $28.6 million, which the Company expects to recognize over an estimated weighted average period of 2.3 years.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
9.    Net loss Per Share Attributable to Common Stockholders

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2023	2022
Convertible preferred stock	—	115,287,015
Contingently redeemable convertible common stock	—	2,750,000
Common stock options	10,172,491	25,691,329
Restricted stock units	29,413,894	3,224,181
Convertible preferred stock warrants	—	735,763
Common stock warrants	5,093,905	688,362
Private and Public Placement Warrants	14,750,000	—
Earn-Out Shares	13,005,238	—
Shares subject to repurchase	—	16,539
Total	72,435,528	148,393,189
10.    Subsequent Events
On April 19, 2023, the Company entered into an amendment to the lease agreement for its warehousing facility located in St. Peters, Missouri to provide for, among other things, an extension of the lease term to September 2028. At the option of the Company, the lease may be extended an additional 5 years. The amendment requires the Company to make escalating undiscounted annual payments of up to $0.7 million, payable monthly. The Company is currently evaluating all the terms of this lease modification and its impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Grove Collaborative Holdings, Inc. (“Grove,” “we,” “us,” and “our”) should be read with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. Grove’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in our Annual Report on Form 10-K for the year ended December 31, 2022 or in other parts of this Quarterly Report on Form 10-Q. Grove’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2022 refer to the year ended December 31, 2022.

References to Virgin Group Acquisition Corp. II. or “VGAC II” refer to the Company prior to the consummation of the Business Combination (described below).
OVERVIEW

Grove Collaborative Holdings, Inc., formerly Virgin Group Acquisition Corp. II, is a digital-first, sustainability-oriented consumer products innovator. We use our connection with consumers to create and curate authentic, disruptive brands and products. We build natural products that perform as well as or better than many leading CPG brands (both conventional and natural), while being healthier for consumers and the planet.
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

Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good, which is supported by our flywheel: as we have grown, our product development capabilities and data have improved. Over the long term, we believe that improved innovation will fuel both topline growth and margin expansion as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have grown and invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss and have an accumulated deficit of $590.9 million as of March 31, 2023. Beginning in the second half of 2022, we have moved to substantially reduce our operating expenses across the business in support of our drive toward profitability. These expense reductions, particularly in advertising, have resulted in a substantial decline in our revenue. While we have made significant progress, we anticipate that we will continue to incur losses in the future unless and until we can rekindle revenue growth to the point where our revenue exceeds our operating expenses. Refer to Liquidity, Capital Resources and Requirements below for more information.
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
Ability to Expand our Retail Distribution
We have a significant opportunity to expand our distribution in retail channels, both broadening our partner reach and introducing our products across more doors, as well as deepening our retail distribution in terms of the number of individual products. Our success and speed of doing so will impact our financial performance. We are pursuing partnerships with a wide variety of retailers, including big-box retailers, online retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ satisfaction with the sales and profitability of our products. In the near-term, retail expansion will require partnerships with retailers on launches and we may choose to invest in promotions to drive sales and awareness over time. To the extent we are successful in retail expansion over the next several years, we expect to see potential negative effects on gross margins resulting from the retail cost structure to be approximately offset by savings in fulfillment costs driven by bulk shipping to retailers versus individualized fulfillment to consumers, through our fulfillment centers.
Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through many online and offline marketing channels. In recent periods, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, supply and demand dynamics in the market, and other factors have caused the cost of marketing on these channels to increase consistently. Failure to effectively adapt to changes in online marketing dynamics or otherwise to attract customers on a cost- efficient basis would adversely impact our path to profitability and operating results. Recently, we have implemented a lower-spend strategy to optimize the cost of acquiring new customers. Our ability to balance cost-efficient acquisitions while driving consumer awareness may impact the cost of acquiring new customers, profitability and operating results.
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
Ability to Drive Operating Efficiency and Leverage as We Scale
We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by relentlessly creating and curating planet-first, high-performance brands and products. We have made substantial operating and capital expenditures to build our operations for this opportunity and believe that realization will require sustained levels of investment for the foreseeable future. To achieve profitability over the longer term, we will need to leverage economies of scale in sourcing our products, generating brand awareness, acquiring customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our retail strategy is designed, in part, to help accelerate achievement of this scale, as we leverage the retail presence of our partners and minimize the fulfillment costs associated with our DTC platform and create new revenue streams for our product development efforts. However, we believe that maintaining our DTC presence will remain a key driver of our product innovation and customer satisfaction strategies and serves the needs of an important and growing group of consumers that want to shop online. If we are unable to achieve sufficient operating leverage in our business, we may need to curtail our expenditures, which would in turn compromise our prospects for growth and or negatively impact our ability to operate profitably.
Key Operating and Financial Metrics
In addition to our condensed consolidated financial statements, included elsewhere in this Form 10-Q, we assess the performance of our overall business based on the following metrics and measures, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
Over the coming years, we expect to grow our omnichannel presence both in core assortment, adjacent categories and sales channels.

We believe that the future of CPG brand building and consumer demand is omnichannel. Our DTC platform remains a core part of our strategy and customer value proposition in addition to providing key data and customer feedback driving our innovation process. We kicked off our expansion into brick and mortar retail in April 2021 with the launch of a curated assortment of Grove Co. products at Target. We continued to expand into other retailers, including Amazon, CVS, Walmart, Kohl’s, Meijer, and Giant Eagle. As we aim to continue our leadership in both omnichannel and sustainability, we will aggressively expand our presence into physical retail over the next few years to reach more consumers no matter where they shop.
Our current operating metrics reflect our core strategic focus on growing Grove Brands’ omnichannel presence and revenue, as well as our key DTC platform metrics.

	Three Months Ended March 31,
(in thousands, except DTC Net Revenue Per Order and percentages)	2023	2022
Financial and Operating Data
Grove Brands % Net Revenue	49%	52%
DTC Total Orders	1,097	1,558
DTC Active Customers	1,241	1,653
DTC Net Revenue Per Order	$62	$55
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including: Grove Co., Honu, Peach, Rooted Beauty, Grove Co. Paper (previously named “Seedling”) and Superbloom divided by our total net revenue. On our DTC Platform, our total net revenue includes revenue from both Grove Brands and third-party brands that we carry, whereas for our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. We view Grove Brands % Net Revenue as a key indicator of the success of our product innovation and growth strategy, and customers’ acceptance of our products. In the three months ended March 31, 2023, Grove Brands % Net Revenue declined due to fewer new customer orders, which include more Grove branded products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three months ended March 31, 2023, DTC Total Orders declined primarily due to our reduction in advertising spend, resulting in fewer new customers and therefore fewer overall orders. We expect this trend to continue through 2023 as advertising remains at current levels.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three months ended March 31, 2023, DTC Active Customers declined primarily due to our reduction in advertising spend resulting in fewer new customers.
DTC Net Revenue Per Order

We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the three months ended March 31, 2023 compared to the prior year comparative periods as a result of net revenue management initiatives including the introduction of strategic price increases on Grove Brands and third party products, as well as the launch of the Supply Chain Fee, which allows us to continue prioritizing sustainability and maintain our commitment to fair wages.
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

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) stock-based compensation expense; (2) depreciation and amortization; (3) remeasurement of convertible preferred stock warrant liability; (4) changes in fair values of Additional Shares, Earn-out Shares, Public Private Placement Warrant, Structural Derivative liabilities; (5) transaction costs allocated to derivative liabilities upon Business Combination; (6) interest income; (7) interest expense; (8) restructuring costs and (9) provision for income taxes. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Three Months Ended March 31,
	2023	2022

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(13,069)	$(47,384)
Stock-based compensation	4,893	4,460
Depreciation and amortization	1,448	1,410
Remeasurement of convertible preferred stock warrant liability	—	(1,886)
Change in fair value of Additional Shares liability	223	—
Change in fair value of Earn-Out liability	143	—
Change in fair value of Public and Private Placement Warrants liability	(674)	—
Change in fair value of Structural Derivative liability	600	—
Reduction in transaction costs allocated to derivative liabilities upon Business Combination	(3,745)	—
Interest income	(424)	—
Interest expense	3,729	2,087
Restructuring costs	—	1,636
Provision for income taxes	10	23
Total Adjusted EBITDA	$(6,866)	$(39,654)
Net loss margin	(18.3)%	(52.4)%
Adjusted EBITDA margin	(9.6)%	(43.8)%
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
Advertising

Advertising expenses are expensed as incurred and consist primarily of our customer acquisition costs associated with online advertising, as well as advertising on television, direct mail campaigns and other media. Costs associated with the production of advertising are expensed when the first advertisement is shown. We expect advertising costs to continue to decrease from the 2022 fiscal year as we implement a lower-spend strategy which optimizes the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management.
Product Development
Product development expenses are related to the ongoing support and maintenance of our proprietary technology, including our DTC platform, as well as amortization of capitalized, internally developed software, and related to the product and packaging innovation in our Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses. Product development costs also include allocated facilities, equipment, depreciation and overhead costs. We expect product development costs as a percentage of revenue to be consistent with 2022 as we balance our investments in our proprietary technology, the expansion of our product line, innovative packaging and product improvements with revenue growth.
Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. While selling, general and administrative expenses increased as a result of activities related to the Business Combination and becoming a public company, we expect them to continue decreasing as part of our cost management initiatives offsetting inflationary pressures.
Fulfillment costs represent those costs incurred in operating and staffing our fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packing and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packing materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the statements of operations. We expect fulfillment costs to continue improving in the future on a per order basis, compared to the 2022 fiscal year.
Interest and Other Income, Net

Interest expense consists primarily of interest expense associated with our debt financing arrangements. Due to higher interest rates on our Structural Debt Facility (as defined below) and increases in the prime rate, we anticipate cash payments for interest and interest expense to increase in the future.
Other income, net consists primarily of losses or gains on remeasurement of our convertible preferred stock warrant liabilities, changes in fair values of Additional Shares, Earn-Out Shares, Public and Private Placement Warrant and Structural Derivative liabilities, and transaction costs allocated to derivative liabilities upon Business Combination. These changes in fair value may fluctuate significantly in future periods primarily due to fluctuations in the fair value of our common stock.
Provision for Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the benefits of tax-return positions in the financial statements when they are more likely than not to be sustained by the taxing authority, based on the technical merits at the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We recognize interest and penalties related to unrecognized tax benefits, if any, as income tax expense.
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended March 31,
	2023	2022
Revenue, net	$71,565	$90,479
Cost of goods sold	34,310	47,742
Gross profit	37,255	42,737

Operating expenses:
Advertising	8,673	32,793
Product development	4,216	6,240
Selling, general and administrative	38,021	50,970
Operating loss	(13,655)	(47,266)

Interest expense	3,729	2,087
Change in fair value of Additional Shares liability	223	—
Change in fair value of Earn-Out liability	143	—
Change in fair value of Public and Private Placement Warrants liability	(674)	—
Change in fair value of Structural Derivative liability	600	—
Other income, net	(4,617)	(1,992)
Interest and other expense (income), net	(596)	95
Loss before provision for income taxes	(13,059)	(47,361)
Provision for income taxes	10	23
Net loss	$(13,069)	$(47,384)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue, net	100%	100%
Cost of goods sold	48	53
Gross profit	52	47

Operating expenses:
Advertising	12	36
Product development	6	7
Selling, general and administrative	53	56
Operating loss	(19)	(52)

Interest expense	5	2
Change in fair value of Additional Shares liability	—	—
Change in fair value of Earn-Out liability	—	—
Change in fair value of Public and Private Placement Warrants liability	(1)	—
Change in fair value of Structural Derivative liability	1	—
Other income, net	(6)	(2)
Interest and other expense (income), net	(1)	—
Loss before provision for income taxes	(18)	(52)
Provision for income taxes	—	—
Net loss	(18)%	(52)%

Comparisons of the Three Months Ended March 31, 2023 and March 31, 2022
Revenue, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(in thousands)
Revenue, net:
Grove Brand	$34,976	$46,796	$(11,820)	(25)%
Third-party product	36,589	43,683	(7,094)	(16)%
Total revenue, net	$71,565	$90,479	$(18,914)	(21)%
Revenue decreased by $18.9 million, or 21% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by a decrease in DTC Total Orders caused by a reduction in DTC Active Customers from primarily from the reduction in advertising spend, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(in thousands)
Cost of goods sold	$34,310	$47,742	$(13,432)	(28)%
Gross profit	37,255	42,737	(5,482)	(13)%
Gross margin	52%	47%		5%
Cost of goods sold decreased by $13.4 million, or 28%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in DTC Total Orders, offset by reductions in inventory reserves.

Gross margin in the three months ended March 31, 2023 increased by 462 basis points compared to the three months ended March 31, 2022 due to the decrease in number of lower-margin first orders as a percentage of total orders, impacts of net revenue management initiatives including the introduction of a Supply Chain Fee and strategic price increases on Grove Brands and third party products, decreases in inventory reserves, offset by increase in product costs and decrease in Grove Brands mix as a percentage of total revenue.
Operating Expenses
Advertising Expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(in thousands)
Advertising	8,673	$32,793	$(24,120)	(74)%
Advertising expenses decreased by $24.1 million, or 74%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to implementing a lower-spend strategy which optimizes the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Online advertising expenses decreased by $12.6 million, television advertising expenses decreased by $7.6 million and creative content production costs decreased by $1.9 million.

Product Development Expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(in thousands)
Product development	$4,216	$6,240	$(2,024)	(32)%

Product development expenses decreased by $2.0 million, or 32% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a $1.7 million decrease in salaries and benefits from reductions in headcount.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(in thousands)
Selling, general and administrative	$38,021	$50,970	$(12,949)	(25)%

Selling, general and administrative expenses decreased by $12.9 million, or 25% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Fulfillment costs decreased by $7.4 million, including $3.9 million decrease in shipping and handling expenses and $2.6 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders and carrier mix, partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to decrease in the volume of orders and the ability to fulfill orders more efficiently. Other general and administrative expenses decreased by $5.5 million, from decreases in corporate salaries and benefits from reductions in headcount and decrease in marketing expenses related to our cost management initiatives, offset by an increase in costs related to being a public company.

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(in thousands)
Interest expense	$3,729	$2,087	$1,642	79%

Interest expense increased by $1.6 million, or 79% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to increases in rates incurred on our debt facilities. See the section titled “Liquidity and Capital Resources — Loan Facilities” below for further details.

Other income, net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(in thousands)
Change in fair value of Additional Shares liability	$223	$—	$223	*
Change in fair value of Earn-Out liability	143	—	143	*
Change in fair value of Public and Private Placement Warrants liability	(674)	—	(674)	*
Change in fair value of Structural Derivative liability	600	—	600	*
Other income, net	(4,617)	(1,992)	(2,625)	132%

*Percent change not meaningful

The change in the fair value of Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants liability and Structural Derivative liability for the three months ended March 31, 2023 was driven by the changes in our stock price from the December 31, 2022 through March 31, 2023.

Other income, net increased by $2.6 million, or 132% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to a $3.8 million reduction of transaction costs allocated to liability instruments acquired in the Business Combination offset by a $1.9 million decrease in a gain on remeasurement of the preferred stock warrant liability.

Liquidity, Capital Resources and Requirements

As of March 31, 2023, we had $81.7 million in unrestricted cash (excluding restricted cash of $8.8 million) and cash equivalents and working capital of $94.2 million, and we incurred negative cash flows from operating activities of $6.7 million for the three months ended March 31, 2023. We have incurred significant losses since inception and have an accumulated deficit of approximately $590.9 million. To date, we have funded our operations principally through convertible preferred stock and common stock financings, the incurrence of debt and the Closing of the Business Combination. We have total outstanding indebtedness of $69.4 million, net of debt issuance costs, as of March 31, 2023.

On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Available borrowing capacity from the Siena Revolver was $10.2 million as of March 31, 2023.

In December 2022, we repaid other outstanding debt obligations with a prior lender with the Structural Debt Facility (as defined below) and will begin to make principal payments on the Structural Debt Facility beginning on July 1, 2025 over a period of 18 months.

On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 32,557,664 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our average stock price under the SEPA exceeds $3.07, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of March 31, 2023, our average trading price in 2023 was $0.46, without considering our average daily trading volumes and other market demand factors for our stock, we would be able to raise approximately

$14.0 million, net of issuance costs, under the Equity Purchase Agreement. As of March 31, 2023, we have sold 739,825 shares under the SEPA and there were 31,817,839 shares available to be sold to Yorkville under the Exchange Cap.

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

Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of March 31, 2023, we had $15.3 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 included in Form 10-K filed with the SEC on March 16, 2023.
Loan Facilities
Structural Debt Facility
In December 2022, we entered into a Loan and Security Agreement (“Structural Debt Facility”) with third-party lenders to borrow gross proceeds of $72.0 million which was used primarily to settle other outstanding obligations with a prior lender. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the Maturity Date, the Company may be obligated to pay additional fees which would allow for the lenders to reach a Minimum Return.

The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants we must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ending March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. We believe the likelihood that lenders would exercise the subjective acceleration clause is remote. As of March 31, 2023, we were in compliance with these covenants.

Siena Revolver

On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Total borrowing capacity from the Siena Revolver was $17.7 million as of March 31, 2023, of which there was an outstanding principal amount of $7.5 million

The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings. The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur with the business. We believe the likelihood of Siena exercising the subjective acceleration clause is remote. In accordance with the agreement, Siena has been provided with the our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of March 31, 2023, we were in compliance with all covenants related to the Siena Revolver.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(6,737)	$(29,503)
Net cash used in investing activities	(784)	(1,352)
Net cash provided by financing activities	1,990	26,907
Net decrease in cash, cash equivalents and restricted cash	$(5,531)	$(3,948)

Operating Activities
Net cash used in operating activities decreased by $22.8 million for the three months ended March 31, 2023 compared to March 31, 2022, primarily attributable to a decrease in net loss, net of noncash activities, of $33.3 million. This decrease in net loss, net of non-cash activities, was primarily driven by a decrease in advertising expenses of $24.1 million. This was offset by a decrease of inflow related to changes in net operating assets and liabilities of $10.5 million primarily driven by a decrease in accrued expenses and accounts payable due to timing of invoices from and payments to our vendors and suppliers.
Investing Activities
Net cash used in investing activities of $0.8 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively was due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2023 primarily consisted of $7.5 million in proceeds from the Siena Revolver offset by the payment of transaction costs related to the Business Combination of $4.2 million and payment debt fees of $0.8 million.
Net cash provided by financing activities of $26.9 million for the three months ended March 31, 2022 primarily consisted of proceeds from issuance of contingently redeemable convertible common stock of $27.5 million partially offset by $0.5 million payment of deferred offering issuance costs.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of March 31, 2023.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies since December 31, 2022. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As noted in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023, the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices, and the Federal Trade Commission is currently investigating our billing and automatic renewal practices. As of the date of this filing, no legal proceeding has commenced regarding these investigations.
Item 1A. Risk Factors
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
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

10.32*+	Form of Performance Cash Award Notice and Performance Cash Award Agreement under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan.

10.33†
Loan and Security Agreement, dated as of March 10, 2023, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., each of their subsidiaries signatory thereto from time to time as guarantors, and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on March 14, 2023).

10.34*††
Amendment No. 1 to Loan and Security Agreement, dated as of March 10, 2023, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., Ocean II PLO LLC and the lending institutions party thereto.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: May 11, 2023	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer