Form 10-Q
period 2023-06-30
Grove Collaborative Holdings, Inc.
filed 2023-08-14
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The registrant had outstanding 29,334,036 shares of Class A common stock and 7,818,165 shares of Class B common stock as of August 8, 2023.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022	5
	Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	43
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		48

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

Part I - Financial Information
Item 1. Financial Statement
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,084	$81,084
Restricted cash	5,700	11,950
Inventory, net	34,549	44,132
Prepaid expenses and other current assets	4,236	4,844
Total current assets	125,569	142,010
Restricted cash	2,951	2,951
Property and equipment, net	13,256	14,530
Operating lease right-of-use assets	13,272	12,362
Other long-term assets	2,825	2,192
Total assets	$157,873	$174,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,687	$10,712
Accrued expenses	14,676	31,354
Deferred revenue	8,988	10,878
Operating lease liabilities, current	3,949	3,705
Other current liabilities	369	249
Debt, current	—	575
Total current liabilities	38,669	57,473
Debt, noncurrent	69,920	60,620
Operating lease liabilities, noncurrent	16,351	16,192
Derivative liabilities	11,792	13,227
Total liabilities	136,732	147,512
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value - 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value – 600,000,000 Class A shares authorized at June 30, 2023 and December 31, 2022; 26,456,120 and 25,123,332 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively; 200,000,000 Class B shares authorized at June 30, 2023 and December 31, 2022; 9,981,796 and 10,447,927 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	622,931	604,387
Accumulated deficit	(601,794)	(577,858)
Total stockholders’ equity	21,141	26,533
Total liabilities and stockholders’ equity	$157,873	$174,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$66,106	$79,279	$137,671	$169,758
Cost of goods sold	31,798	40,322	66,108	88,064
Gross profit	34,308	38,957	71,563	81,694

Operating expenses:
Advertising	4,657	17,898	13,330	50,691
Product development	4,052	5,922	8,268	12,162
Selling, general and administrative	35,159	57,895	73,180	108,865
Operating loss	(9,560)	(42,758)	(23,215)	(90,024)

Interest expense	4,044	2,285	7,773	4,372
Change in fair value of Additional Shares liability	97	2,015	320	2,015
Change in fair value of Earn-Out liability	(1,201)	(17,345)	(1,058)	(17,345)
Change in fair value of Public and Private Placement Warrants liability	(713)	(1,180)	(1,387)	(1,180)
Change in fair value of Structural Derivative liability	90	—	690	—
Other expense (income), net	(1,021)	6,775	(5,638)	4,783
Interest and other expense (income), net	1,296	(7,450)	700	(7,355)
Loss before provision for income taxes	(10,856)	(35,308)	(23,915)	(82,669)
Provision for income taxes	11	2	21	25
Net loss	$(10,867)	$(35,310)	$(23,936)	$(82,694)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(5.29)	$(0.70)	$(19.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,280,844	6,676,852	34,015,827	4,283,842
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statement of Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2023	35,749	$4	$618,623	$(590,927)	$27,700
Issuance of common stock upon exercise of stock options	2	—	3	—	3
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	587	—	(916)	—	(916)
Shares issued in connection with the Employee Stock Purchase Plan	100	—	213	—	213
Payment in lieu of fractional shares in connection with reverse split	—	—	(1)	—	(1)
Stock-based compensation	—	—	5,009	—	5,009
Net loss	—	—	—	(10,867)	(10,867)
Balances at June 30, 2023	36,438	$4	$622,931	$(601,794)	$21,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statement of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Deficit
(Unaudited)
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2022	22,959	$487,918	550	$27,473	1,891	$—	$38,661	$(537,527)	$(498,866)
Issuance of preferred stock and common stock upon exercise of warrants	34	989	—	—	31	—	—	—	—
Conversion of preferred stock warrant liability to common stock warrants	—	—	—	—	—	—	2,182	—	2,182
Convertible preferred stock and contingently redeemable common stock conversion	(22,993)	(488,907)	(550)	(27,473)	23,640	2	516,378	—	516,380
Issuance of common stock in connection with Business Combination, including Backstop Tranche 2 Shares and PIPE offering, net of $17.1 million in transaction costs	—	—	—	—	4,184	1	79,980	—	79,981
Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants recognized upon Business Combination	—	—	—	—	—	—	(93,196)	—	(93,196)
Issuance of Earn-Out Shares	—	—	—	—	2,800	—	1	—	1
Issuance of Class A common stock issued to employees, net of withholding taxes	—	—	—	—	6	—	(96)	—	(96)
Issuance of common stock upon exercise of stock options	—	—	—	—	24	—	162	—	162
Repurchase of early exercise of options	—	—	—	—	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	20,284	—	20,284
Net loss	—	—	—	—	—	—	—	(35,310)	(35,310)
Balances at June 30, 2022	—	$—	—	$—	32,573	$3	$564,356	$(572,837)	$(8,478)

(1) The shares of the Company’s common and convertible preferred stock prior to the Closing of the Business Combination (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of approximately 1.1760 established in the Merger Agreement
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statement of Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	35,571	$4	$604,387	$(577,858)	$26,533
Issuance of common stock upon exercise of stock options	38	—	71	—	71
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	926	—	(1,272)	—	(1,272)
Shares issued in connection with the Employee Stock Purchase Plan	100	—	213	—	213
Cancellation of Earn-Out Shares	(197)	—	—	—	—
Reduction in transaction costs	—	—	9,609	—	9,609
Payment in lieu of fractional shares in connection with reverse split	—	—	(1)	—	(1)
Stock-based compensation	—	—	9,924	—	9,924
Net loss	—	—	—	(23,936)	(23,936)
Balances at June 30, 2023	36,438	$4	$622,931	$(601,794)	$21,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Deficit
(Unaudited)
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	22,959	$487,918	—	$—	1,874	$—	$33,864	$(490,143)	$(456,279)
Issuance of convertible common stock	—	—	550	27,473	—	—	—	—	—
Issuance of preferred stock and common stock upon net exercise of warrants	34	989	—	—	31	—	—	—	—
Conversion of preferred stock warrant liability to common stock warrants	—	—	—	—	—	—	2,182	—	2,182
Convertible preferred stock and contingently redeemable common stock conversion	(22,993)	(488,907)	(550)	(27,473)	23,640	2	516,378	—	516,380
Issuance of common stock in connection with Business Combination, including Backstop Tranche 2 Shares and PIPE offering, net of $17.1 million in transaction costs	—	—	—	—	4,184	1	79,980	—	79,981
Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants recognized upon Business Combination	—	—	—	—	—	—	(93,196)	—	(93,196)
Issuance of Earn-Out Shares	—	—	—	—	2,800	—	1	—	1
Issuance of Class A common stock issued to employees, net of withholding taxes	—	—	—	—	6	—	(96)	—	(96)
Issuance of common stock upon exercise of stock options	—	—	—	—	41	—	333	—	333
Repurchase of early exercise of options	—	—	—	—	(3)	—	—	—	—
Vesting of early exercise of options	—	—	—	—	—	—	125	—	125
Stock-based compensation	—	—	—	—	—	—	24,785	—	24,785
Net loss	—	—	—	—	—	—	—	(82,694)	(82,694)
Balances at June 30, 2022	—	$—	—	$—	32,573	$3	$564,356	$(572,837)	$(8,478)
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

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(23,936)	$(82,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Remeasurement of convertible preferred stock warrant liability	—	(1,616)
Stock-based compensation expense	9,841	24,534
Depreciation and amortization	2,897	2,864
Changes in fair value of derivative liabilities	(1,435)	(16,510)
Reduction in transaction costs allocated to derivative liabilities upon Business Combination	(3,745)	—
Deferred offering costs allocated to derivative liabilities upon Business Combination	—	6,673
Non-cash interest expense	1,911	312
Inventory reserve	1,228	1,693
Other non-cash expenses	95	139
Changes in operating assets and liabilities:
Inventory	8,355	(734)
Prepaids and other assets	716	613
Accounts payable	(34)	(3,495)
Accrued expenses	812	525
Deferred revenue	(1,890)	1,308
Operating lease right-of-use assets and liabilities	(507)	(52)
Other liabilities	120	302
Net cash used in operating activities	(5,572)	(66,138)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,539)	(2,610)
Net cash used in investing activities	(1,539)	(2,610)

Cash Flows from Financing Activities
Proceeds from issuance of common stock upon Closing of Business Combination	—	97,100
Proceeds from issuance of contingently redeemable convertible common stock	—	27,500
Payment of transaction costs related to the Business Combination and convertible preferred stock issuance costs	(4,150)	(1,267)
Proceeds from issuance of debt	7,500	—
Payment of debt issuance costs	(925)	(211)
Repayment of debt	(575)	(562)
Proceeds (payments) from exercise of stock options and settlement of restricted stock units, net of withholding taxes paid related to common stock issued to employees	(1,201)	237
Proceeds from issuance under employee stock purchase plan	213	—
Payment in lieu of fractional shares in connection with reverse split	(1)	—
Repurchase of common stock	—	(32)
Net cash provided by financing activities	861	122,765

Net increase (decrease) in cash, cash equivalents and restricted cash	(6,250)	54,017
Cash, cash equivalents and restricted cash at beginning of period	95,985	78,376
Cash, cash equivalents and restricted cash at end of period	$89,735	$132,393

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$37	$61
Cash paid for interest	5,784	3,052
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$154	$122
Gain on settlement allocated to equity instruments	9,609	—
Settlement of Earnout due to cancellation of shares	347	—
Transaction costs, convertible preferred stock and contingently redeemable convertible common stock issuance costs included in accounts payable and accrued liabilities	—	21,435
Net exercise of preferred stock warrants	—	989
Conversion of contingently redeemable convertible common stock and convertible preferred stock to common stock	—	516,365
Assumption of derivative liabilities upon Business Combination	—	93,196
Reclassification of Grove's preferred stock warrant liability to additional paid-in capital	—	2,182
Vesting of early exercised stock options	—	125

Reconciliation of cash, cash equivalents, and restricted cash:
	June 30,
	2023	2022
Cash and cash equivalents	$81,084	$132,393
Restricted cash	8,651	—
Total cash, cash equivalents and restricted cash	$89,735	$132,393

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
The Business Combination is accounted for as a reverse recapitalization with Legacy Grove being the accounting acquirer and VGAC II as the acquired company for accounting purposes. Accordingly, all historical financial information from prior to the Closing Date presented in the unaudited condensed consolidated financial statements represents the accounts of Legacy Grove. The shares and net loss per common share prior to the Closing have been retroactively restated as shares reflecting the exchange ratio established in the Closing.
Prior to the Business Combination, VGAC II’s public shares, and public warrants were listed on the New York Stock Exchange (the “NYSE”) under the symbols “VGII” and “VGII.WS,” respectively. On June 17, 2022, the Company's Class A common stock and public warrants (the “Public Warrants”) began trading on the NYSE, under the symbols “GROV” and “GROV.WS,” respectively. On June 12, 2023, the NYSE delisted the Public Warrants from trading due to the low price levels. See Note 7, Common Stock and Warrants for additional details.
Reverse Stock Split
On May 24, 2023, the Company’s board of directors approved a one-for-five reverse split (the “Reverse Split”) of the Company’s issued and outstanding Class A and Class B common stock. The Company’s stockholders subsequently approved the certificate of amendment on the same date. The Class A common stock began trading on a split adjusted basis on the NYSE at the market open on June 6, 2023. No fractional shares were issued in connection with the reverse stock split. All issued and outstanding Class A and Class B common stock, options to purchase common stock, warrants and/or warrant shares, as applicable, and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented, unless otherwise stated herein.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2022 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 16, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $601.8 million as of June 30, 2023. The Company’s existing sources of liquidity as of June 30, 2023 include cash and cash equivalents of $81.1 million and availability of debt from the Siena Revolver (defined in Note 5, Debt). Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred stock, contingently redeemable convertible common stock and the incurrence of debt. The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q (the “Quarterly Report”). Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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
Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ equity. The Company’s net loss was equal to its comprehensive loss for all periods presented.
Significant Accounting Policies
There have been no significant changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022.

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
The Company depends on a limited number of vendors to supply products sold by the Company. For the three and six months ended June 30, 2023 and 2022, the Company’s top five suppliers combined represented approximately 50% of the Company’s total inventory purchases.
Revenue Recognition
The Company primarily generates revenue from the sale of both third-party and Grove Brands products through its DTC platform. Customers purchase products through the website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by the Company’s recommendation engine, and features that appear in marketing on-site, in emails and on the Company’s mobile application. Most customers purchase a combination of products recommended by the Company based on previous purchases and new products discovered through marketing or catalog browsing. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. In order to reduce the environmental impact of each shipment, the Company has a minimum total sales order value threshold policy which is required to be met before the order qualifies for shipment. Payment is collected upon finalizing the order. The products are subsequently packaged and shipped to fill the order. Customers can customize future purchases by selecting products they want to receive on a specified cadence or by selecting products for immediate shipment.
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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of June 30, 2023 and December 31, 2022 the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was not material.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net:
Grove Brands	$29,773	$38,216	$64,749	$85,064
Third-party products	36,333	41,063	72,922	84,694
Total revenue, net	$66,106	$79,279	$137,671	$169,758
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue and other current liabilities were $9.0 million and $0.2 million, respectively, as of June 30, 2023 and $10.9 million and $0.2 million, respectively, as of December 31, 2022. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the six months ended June 30, 2023 that was previously included in deferred revenue and other current liabilities as of December 31, 2022 was $9.3 million and $0.2 million, respectively.
Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2023 and 2022, the Company recorded fulfillment costs of $14.9 million and $20.3 million, respectively, which included $9.0 million and $12.8 million in shipping and handling expenses, respectively, and $3.4 million and $4.5 million in Fulfillment Labor, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded fulfillment costs of $31.9 million and $44.7 million, respectively, which included $19.4 million and $27.1 million in shipping and handling expenses, respectively, and $7.3 million and $11.1 million in Fulfillment Labor, respectively. The Company's gross profit may not be comparable to other retailers or distributors.
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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt, Additional Shares, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative. Cash equivalents, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates prevailing market rate.
The Public Warrants were historically classified as Level 1 due to the use of an observable market quote in an active market. Private Placement Warrants were historically classified as Level 2 as the fair value approximated the fair value of the Public Warrants. The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 7, Common Stock and Warrants. Five Public Warrants or Private Placement Warrants must be bundled together to receive one share of the Company’s Class A common stock. During the six months ended June 30, 2023, the entire balance of the Public Warrants and Private Placement Warrants was transferred out of Level 1 and Level 2, respectively, into Level 3 due to the warrants being delisted by the NYSE in response to the low trading price of the warrants.
The value of the Public Warrants and Private Placement Warrants was determined by using a Black-Scholes Model with the following assumptions:

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	June 30, 2023	December 31, 2022
Exercise Price	$11.50	—
Fair value of common stock	$0.35	—
Expected term (in years)	4.01	—
Volatility	69.00%	—
Risk-free interest rate	4.31%	—
Dividend yield	—	—

The Additional Shares and Earn-Out Shares are classified as Level 3 and their fair values were estimated using a Monte Carlo options pricing model utilizing assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its common stock and an implied volatility based on its peer companies.
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Debt Facility, including an increase in interest rate upon an event of default and the contingent issuance of the Structural Subsequent Shares as defined in Note 5, Debt. This liability is classified as Level 3 and is valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of the Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its common stock and an implied volatility based on its peer companies.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$78,742	$—	$—	$78,742
Total	$78,742	$—	$—	$78,742
Financial Liabilities:
Additional Shares	$—	$—	$900	$900
Earn-Out Shares	—	—	3,064	3,064
Private Placement Warrants	—	—	40	40
Public Warrants	—	—	48	48
Structural Derivative Liability	—	—	7,740	7,740
Total	$—	$—	$11,792	$11,792

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
The following table provides a summary of changes in the estimated fair value of the Additional Shares liability (in thousands):

Balance at December 31, 2022	$580
Change in fair value of Additional Shares Liability	320
Balance at June 30, 2023	$900
Earn-Out Shares
At Closing of the Business Combination, certain Earn-Out Shares were accounted for as a liability. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
The following table provides a summary of changes in the estimated fair value of the Earn-Out liability (in thousands):

Balance at December 31, 2022	$4,122
Cancellation of Earn-Out Shares	(347)
Change in fair value	(711)
Balance at June 30, 2023	$3,064
Private Placement and Public Warrant Liabilities
As of June 30, 2023, the Company has Private Placement and Public Warrants. Such warrants are measured at fair value on a recurring basis.
The following table provides a summary of changes in the estimated fair value of the Private Placement

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Warrants and Public Warrants (in thousands):

	Private Placement Warrants	Public Warrants	Total
Balance at December 31, 2022	$670	$805	$1,475
Cancellation of warrants	—	(4)	(4)
Changes in fair value	(630)	(753)	(1,383)
Balance at June 30, 2023	$40	$48	$88

Structural Derivative Liability
At closing of the Structural Debt Facility, the Company recorded a liability related to the features that are required to be bifurcated and accounted for as a compound derivative at fair value. Subsequent changes in fair value of the Structural Derivative Liability until settlement is recognized in the statement of operations.
The following table provides a summary of changes in the estimated fair value of the Structural Derivative Liability (in thousands):

Balance at December 31, 2022	$7,050
Change in fair value	690
Balance at June 30, 2023	$7,740

4.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Inventory purchases	$2,859	$2,757
Compensation and benefits	2,866	1,714
Advertising costs	974	1,203
Fulfillment costs	1,499	1,725
Sales taxes	1,222	1,374
Transaction costs	—	17,500
Other accrued expenses	5,256	5,081
Total accrued expenses	$14,676	$31,354

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
5.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Structural Debt Facility	$62,420	$60,620
Siena Revolver	7,500	—
Atel Loan Facility Draw 3	—	480
Atel Loan Facility Draw 4	—	95
Total debt	69,920	61,195
Less: debt, current	—	(575)
Total debt, noncurrent	$69,920	$60,620
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
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants the Company must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Structural Lenders would exercise the subjective acceleration clause is remote. As of June 30, 2023, the Company was in compliance with these debt covenants.
On December 21, 2022, in connection with the closing of the Structural Debt Facility, the Company issued to Structural Funds, including certain affiliates, and to Avenue a total of 990,000 shares of the Company’s Class A common stock (the “Structural Closing Shares”). The Company recorded a debt discount of $1.1 million related to the issuance of these shares, with a corresponding offset to the Company’s Class A common stock and additional paid-in capital. Further, if there are outstanding obligations relating to the Structural Debt Facility on July 21, 2025, representing the thirty-month anniversary of such closing, the Company agrees to issue to Structural Funds, including certain affiliates, and to Avenue, the aggregate number of shares of the Company’s Class A common stock equal to $9,900,000, divided by the lower of (i) $10.00 and (ii) the volume weighted average price of the Company’s Class A common stock for the sixty trading days prior to such date, as further described in the related issuance agreements (the "Structural Subsequent Shares”).
The Company has identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which are required to be bifurcated and accounted for as a compound embedded derivative at fair value.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and incurrence of an additional Structural Derivative Liability amount of $7.1 million. At June 30, 2023, the Company had $72.0 million in principal outstanding under the Structural Debt Facility with an effective interest rate of 20.85%.
Siena Revolver
In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s balance sheet and being amortized through the Revolver’s scheduled maturity date. Additional borrowing capacity from the Siena Revolver was $9.3 million as of June 30, 2023.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Siena would exercise the subjective acceleration clause is remote. As of June 30, 2023, the Company was in compliance with these debt covenants.
The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of June 30, 2023, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver. The interest rate on the outstanding balance at June 30, 2023 is 8.90%.
Atel Loan Facility
In July 2018, the Company entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) for funding of machinery and warehouse equipment that will become collateral.
The effective interest rates on the loans were 19.23% and the principal under each loan was fully repaid as of June 30, 2023.
6.    Commitments and Contingencies
Merchandise Purchase Commitments
As of June 30, 2023 and December 31, 2022, the Company had obligations to purchase $16.6 million and $18.7 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $3.5 million and $3.1 million as of June 30, 2023 and December 31, 2022, respectively, primarily related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Contingencies

From time to time, the Company is subject to various claims, charges and litigation matters that arise in the ordinary course of business. The Company records a provision for a liability when it is both probable that the loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, it discloses the reasonably possible loss. Any potential gains associated with legal matters are not recorded until the period in which all contingencies are resolved and the gain is realized or realizable. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. Except if otherwise indicated, it is not reasonably possible to determine the probability of loss or estimate damages for any of the matters discussed below, and therefore, the Company has not established reserves for any of these matters.

The Santa Clara County District Attorney’s Office, in conjunction with other representatives from other California district and city attorneys’ offices, is currently investigating the Company’s compliance with California’s Automatic Renewal Law (“ARL”), California’s Unfair Competition Law, and False Advertising Law (the "CA ARL Matter”), and the Federal Trade Commission is currently investigating the Company’s billing and automatic renewal practices (the “FTC Matter”). The FTC Matter specifically relates to an investigation of the Company’s compliance with Section 5 of the Federal Trade Commission Act, the Restore Online Shoppers’ Confidence Act, the CAN-SPAM Rule, the Unordered Merchandise Statute, and other matters related to our subscription offerings. The Company certified compliance with the initial FTC Civil Investigative Demand on June 16, 2023 and continues to work closely with investigators toward resolution on both matters. To date, no legal proceeding has commenced regarding these investigations.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Each public and private warrant of VGAC II that was unexercised at the time of the business combination was assumed by the Company. As a result of the Reverse Split, five whole warrants must be bundled together to purchase one share of the Company’s Class A common stock upon exercise of such warrant.
Earn-Out
At the closing of the Business Combination, Class B common stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued 2,799,696 shares of the Company’s Class B Common Stock (“Earn-Out Shares”). During the three months ended March 31, 2023, certain shareholders surrendered an aggregate 197,142 Earn-Out Shares which, per terms of the Merger Agreement, were cancelled by the Company and not reallocated among the remaining holders. The remaining 2,602,554 Earn-Out Shares will vest (i) with respect to 1,301,277 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $62.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 1,301,277 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $75.00 per share for any 20 trading days within any 30-trading-day period. Such events can occur during a period of ten years following the Business Combination (the “Earn-Out Period”).
If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815 and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of June 30, 2023, the Company did not meet any Earn-Out thresholds.
Class A Common Stock Warrants
As the accounting acquirer, Grove Collaborative, Inc. is deemed to have assumed 6,700,000 Private Placement Warrants for the Company’s Class A common stock that were held by Virgin Group Acquisition Sponsor II LLC (the “Sponsor”) and 8,050,000 of the Company’s Class A common stock Public Warrants that were held by VGAC II’s shareholders. The warrants will expire on July 16, 2027, or earlier upon redemption or liquidation. Five whole warrants must be bundled together in order to receive one share of the Company’s Class A common stock at an effective exercise price of $57.50. On June 16, 2023, the Company agreed to cancel 749,269 Public Warrants from certain holders.
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
As of June 30, 2023, the following warrants were outstanding on an as-converted basis:

Warrant Type	Shares	Exercise Price
Public Warrants	1,460,146	$57.50
Private Placement Warrants	1,340,000	$57.50
Public Warrants
The Public Warrants become exercisable into shares of the Company’s Class A common stock commencing on July 16, 2022 and expire on July 16, 2027, or earlier upon redemption or liquidation. At closing, the Company

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
assumed 8,050,000 public warrants. Five warrants must be bundled together for the holder to purchase one share of the Company’s Class A common stock at an effective exercise price of $57.50 per share, subject to certain adjustments.
The Company may redeem, with 30 days written notice, each whole outstanding Public Warrant for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $90.00 per share, subject to certain adjustments. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at an effective price $57.50 per share, subject to certain adjustments. Five whole warrants must be bundled together in order to receive one share of the Company’s Class A common stock. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.
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
Backstop Warrants
In connection with the Business Combination, the Company issued to the Corvina Holdings limited warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of June 30, 2023.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of June 30, 2023, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of June 30, 2023, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
HGI Subscription Agreement
On November 10, 2022, the Company entered into a subscription agreement (the “HGI Subscription Agreement”) with HCI Grove LLC (“HGI”), pursuant to which, among other things, the Company issued to HGI 396,825 shares of the Company’s Class A common stock (“Subscribed Shares”) for aggregate proceeds of $2.5 million. Under the terms of the HGI Subscription Agreement, the Company was required to file a registration statement for the Subscribed Shares upon the Company becoming eligible to file a registration statement on Form S-3 and in any event prior to July 15, 2023 (the “Subscribed Shares Registration Statement”). The Subscribed Shares Registration Statement was filed on July 14, 2023.
The HGI Subscription Agreement also provides that the Company will issue additional shares (the “HGI Additional Shares”) of the Company’s Class A common stock to HGI in the event that the volume weighted average price of the Company’s Class A common stock is less than $6.30 during the three trading days commencing on the first trading day after (i) the Company files the Subscribed Shares Registration Statement (the “Registration Date”), (ii) the three-month anniversary of the Registration Date, (iii) the six-month anniversary of the Registration Date, or (iv) the nine-month anniversary of the Registration Date (“Measurement Periods” and each “Measurement Period”) upon HGI’s election to receive such additional shares. HGI may use all or a portion of each Subscribed Share once to determine the amount of any issuance of Additional Shares in connection with the Measurement Periods such that HGI may utilize, for example, half of the Subscribed Shares to receive further Additional Shares, and leave the remaining half of the Subscribed Shares available to utilize in connection with the remaining Measurement Periods. HGI must elect to receive HGI Additional Shares for one Measurement Period, or the right lapses or is superseded by the next measurement period. There were no shares issued related to the HGI Additional shares as of June 30, 2023.
Concurrent with the HGI Subscription Agreement, the Company also entered into a consulting services agreement (the “Consulting Agreement”) with HCI Grove Management LLC (the “Consultant”). In consideration for the services under the Consulting Agreement, the Company (i) paid the Consultant an upfront fee of $150,000 and (ii) issued the Consultant warrants to purchase 905,000 shares (the “HGI Warrant Shares”) of the Company’s Class A common stock (the “HGI Warrants”), at an exercise price per share of $6.30 (the “Exercise Price”). On November 10, 2022, 40% of the HGI Warrant Shares vested and became issuable (the “Vested Warrants”), and the remaining HGI Warrant Shares (the “Unvested Warrants”) shall vest and become exercisable if, prior to December 31, 2024, the Company achieves at least $100.0 million in quarterly net revenue on a consolidated basis or if the Company consummates a Change of Control, as defined in HGI Warrants. If, as a result of the Change of Control, the Company’s equity holders own less than 25% of the equity securities of the surviving entity in such Change of Control, the Exercise Price shall be increased by 50%.
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
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$6.30
Expected term (in years)	4.5
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30, 2023		December 31, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	—	1,340,000	—
Public Warrants	1,460,146	—	1,610,000	—
Backstop Warrants	775,005	—	775,005	—
Common Stock Warrants	905,000	113,776	905,000	113,776
Outstanding Stock Options	1,180,945	838,210	1,264,302	839,705
Outstanding Restricted Stock Units	4,781,723	23,539	3,864,448	32,149
Remaining Shares available for issuance under 2022 Equity Incentive Plan	908,746	—	4,158,872	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	4,168,537	—	654,814	—
Total shares of common stock reserved	15,520,102	975,525	14,572,441	985,630
8.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2022	2,104,007	$7.95	4.87	$61
Exercised	(37,334)	$1.90
Cancelled/forfeited	(47,518)	$13.15
Balance – June 30, 2023	2,019,155	$7.95	4.51	32
Options vested and exercisable – June 30, 2023	1,799,258	$6.63	4.13	$32
No options were granted during six months ended June 30, 2023 and 2022. The total grant date fair value of options that vested during six months ended June 30, 2023 and 2022 was $0.1 million and $7.8 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was nominal and $1.1 million, respectively. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Market-Based Stock Options
In February 2021, the Company granted 203,434 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of June 30, 2023, the market-based vesting criteria had not been met.
Restricted Stock Units
The following table summarizes the activity for all RSU’s under all of the Company’s equity incentive plans for the six months ended June 30, 2023:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2022	3,896,597	$8.78
Granted	2,884,773	$2.17
Vested	(1,467,392)	$8.24
Cancelled/forfeited	(508,716)	$8.08
Balance – June 30, 2023	4,805,262	$5.05
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
Stock-Based Compensation Expense
The Company recognized a total of $4.9 million and $20.1 million of stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively, and $9.8 million and $24.5 million of stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of June 30, 2023, the total unrecognized compensation expense related to unvested options and RSUs was $22.2 million, which the Company expects to recognize over an estimated weighted average period of 2.1 years.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
9.    Net loss Per Share Attributable to Common Stockholders
The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30, 2023
	2023	2022	2023	2022
Common stock options	2,019,155	4,927,137	2,019,155	4,927,137
Restricted stock units	4,805,262	1,021,479	4,805,262	1,021,479
Common stock warrants	1,018,776	184,771	1,018,776	184,771
Private and Public Placement Warrants	2,800,146	2,950,000	2,800,146	2,950,000
Earn-Out Shares	2,602,554	2,799,696	2,602,554	2,799,696
Total	13,245,893	11,883,083	13,245,893	11,883,083
10.    Subsequent Events

Following the effectiveness of the Subscribed Shares Registration Statement, HGI exercised their right to receive all HGI Additional Shares issuable under the HGI Subscription Agreement. On August 1, 2023, the Company issued to HGI 714,285 shares of the Company’s Class A common stock which settled all obligations under the HGI Additional Shares liability.

On August 11, 2023 (the “Preferred Stock Closing Date”), the Company entered into a subscription agreement (the “Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) where the Company received gross proceeds of $10.0 million in exchange for 10,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”). The preferred stock is convertible to the Company’s Class A Common Stock at a conversion price of $2.11. Following the seventh anniversary of the Preferred Stock Closing Date, the Company can redeem for cash all shares of Preferred Stock at an amount equal to the original purchase price plus any accrued but unpaid dividends.

In connection with the Preferred Stock Subscription Agreement, on the Preferred Stock Closing Date, the Company issued a warrant to Volition to purchase 1,579,778 shares of Grove’s Class A common stock at an exercise price of $6.33 per share, which expires on the three-year anniversary of the Preferred Stock Closing Date (the “Volition Warrant”). Additionally, the Company issued a separate warrant to Volition to purchase 20,905 shares of Grove’s Class A common stock at an exercise price of $0.01 per share, which expires on the three-year anniversary of the Preferred Stock Closing Date (the “Volition Penny Warrant”).

The Company is currently reviewing all of the features of the Preferred Stock Subscription Agreement, the Volition Warrant and the Volition Penny Warrant and the accounting impact these agreements have on the Company’s consolidated financial statements.

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
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good, which is supported by our flywheel: as we have grown, our product development capabilities and data have improved. Over the long term, we believe that improved innovation will fuel both top line growth and margin expansion as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have grown and invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss and have an accumulated deficit of $601.8 million as of June 30, 2023. Beginning in the second half of 2022, we have moved to substantially reduce our operating expenses across the business in support of our drive toward profitability. These expense reductions, particularly in advertising, have resulted in a substantial decline in our revenue. While we have made significant progress, we anticipate that we will continue to incur losses in the future unless and until we can rekindle revenue growth to the point where our revenue exceeds our operating expenses. Refer to Liquidity, Capital Resources and Requirements below for more information.
Business Combination
On June 16, 2022 (the “Closing Date”), we became a publicly traded company as a result of the consummation of Grove Collaborative, Inc.’s (“Legacy Grove”) merger with Virgin Group Acquisition Corp. II, a Cayman-domiciled blank check company (“VGAC II”), which we refer to herein as the “Business Combination”. Prior to the Business Combination, VGAC II’s public shares, and public warrants were listed on the New York Stock Exchange (the “NYSE”) under the symbols “VGII” and “VGII.WS,” respectively. On June 17, 2022, the Company's Class A common stock and public warrants (“Public Warrants”) began trading on the NYSE, under the symbols “GROV” and “GROV.WS,” respectively. Due to a low trading price, the Public Warrants were delisted by the NYSE on June 12, 2023.

Reverse Stock Split

On May 24, 2023, our board of directors approved a one-for-five reverse split (the “Reverse Split”) of our issued and outstanding Class A and Class B common stock. Our stockholders subsequently approved the certificate of amendment on the same date. The Class A common stock began trading on a split-adjusted basis on the NYSE at the market open on June 6, 2023. No fractional shares were issued in connection with the reverse stock split.

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

Ability to Achieve Profitable Growth; Positive Cash Flow and Scale

We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by relentlessly creating and curating planet-first, high-performance brands and products. After experiencing very high rates of growth prior to and in part driven by the COVID-19 pandemic, in recent periods we have substantially reduced our expense structure and operations in light of declining revenue, and as a result we have reduced our operating losses and cash consumption commensurately. To re-ignite growth and achieve profitability over the longer term, we will need to expand our DTC business and continue to grow our retail presence and achieve scale that will allow us to drive efficiencies, generating brand awareness, acquiring customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our recent gains in approaching profitability may not be sustainable in the near term due to the effects of seasonality, steps we may take to drive growth or other factors. If we are unable to achieve profitable growth, our prospects may be materially and adversely affected.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except DTC Net Revenue Per Order and percentages)	2023	2022	2023	2022
Financial and Operating Data
Grove Brands % Net Revenue	45%	48%	47%	50%
DTC Total Orders	974	1,315	2,071	2,874
DTC Active Customers	1,133	1,564	1,133	1,564
DTC Net Revenue Per Order	$65	$58	$63	$57
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including: Grove Co., Honu, Peach, Rooted Beauty and Superbloom divided by our total net revenue. On our DTC Platform, our total net revenue includes revenue from both Grove Brands and third-party brands that we carry, whereas for our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. We view Grove Brands % Net Revenue as a key indicator of the success of our product innovation and growth strategy, and customers’ acceptance of our products. In the three and six months ended June 30, 2023, Grove Brands % Net Revenue declined due to a decrease in Grove Brands products in existing customer orders as we continue to expand our third-party offering and a decrease in new customer orders, which include more Grove Brands products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three and six months ended June 30, 2023, DTC Total Orders declined primarily due to our reduction in advertising spend, resulting in fewer new customers and therefore fewer overall orders. We expect this trend to continue through 2023 as advertising remains at current levels.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three and six months ended June 30, 2023, DTC Active Customers declined primarily due to our reduction in advertising spend resulting in fewer new customers.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the three and six months ended June 30, 2023 compared to the prior year comparative periods as a result of net revenue management initiatives including the launch of the Supply Chain Fee, which allows us to continue prioritizing sustainability and maintain our commitment to fair wages, a higher percentage of higher DTC Net Revenue Per Order from existing customer orders compared to new customer orders, as well as the introduction of strategic price increases on Grove Brands and third party products.
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
We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) stock-based compensation expense; (2) depreciation and amortization; (3) remeasurement of convertible preferred stock warrant liability; (4) changes in fair values of Additional Shares, Earn-out Shares, Public Private Placement Warrant, Structural Derivative liabilities; (5) transaction costs allocated to derivative liabilities upon Business Combination; (6) interest income; (7) interest expense; (8) restructuring and severance related costs and (9) provision for income taxes. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(10,867)	$(35,310)	$(23,936)	$(82,694)
Stock-based compensation	4,948	20,074	9,841	24,534
Depreciation and amortization	1,449	1,454	2,897	2,864
Remeasurement of convertible preferred stock warrant liability	—	270	—	(1,616)
Change in fair value of Additional Shares liability	97	2,015	320	2,015
Change in fair value of Earn-Out liability	(1,201)	(17,345)	(1,058)	(17,345)
Change in fair value of Public and Private Placement Warrants liability	(713)	(1,180)	(1,387)	(1,180)
Change in fair value of Structural Derivative liability	90	—	690	—
Deferred offering costs allocated to derivative liabilities upon Business Combination	—	6,673	—	6,673
Reduction in transaction costs allocated to derivative liabilities upon Business Combination	—	—	(3,745)	—
Interest income	(1,021)	—	(1,445)	—
Interest expense	4,044	2,285	7,773	4,372
Restructuring and severance related costs	553	—	553	1,636
Provision for income taxes	11	2	21	25
Total Adjusted EBITDA	$(2,610)	$(21,062)	$(9,476)	$(60,716)
Net loss margin	(16.4)%	(44.5)%	(17.4)%	(48.7)%
Adjusted EBITDA margin	(3.9)%	(26.6)%	(6.9)%	(35.8)%
Components of Results of Operations
Revenue, Net
We generate revenue primarily from the sale of both third-party and our Grove Brands products through our DTC platform. Customers purchase products through the website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by our recommendation engine, and featured products that appear in marketing on-site, in emails and on our mobile app. Most customers purchase a combination of products recommended by us based on previous purchases and new products discovered through marketing or catalog browsing. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. We also generate revenue from the sale of our Grove Brands products to the retail channel.
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
Gross Profit and Gross Margin
Gross profit represents revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. We generally record higher gross margins associated with sales of Grove Brands products compared to sales of third-party products. To help motivate first-time customers to purchase on our DTC platform, we generally offer higher discounts and free product offerings, and as a result our overall margins can be adversely affected in periods of rapid new customer acquisition. Our gross margin also fluctuates from period to period based on promotional activity, product and channel mix, the timing of promotions and launches, and inbound transportation rates, among other factors. Our gross profit and gross margin may not be comparable with that of other retailers because we include certain fulfillment related costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of merchandise sold.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. While selling, general and administrative expenses increased as a result of activities related to the Business Combination and becoming a public company, since 2022, selling, general and administrative expenses have declined as a result decreases in fulfillment costs, the absence of IPO related charges and transactional expenses and cost management initiatives offsetting inflationary pressures in 2023.

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
Other income, net consists primarily of changes in fair values of Additional Shares, Earn-Out Shares, Public and Private Placement Warrant and Structural Derivative liabilities, transaction costs allocated to derivative liabilities upon Business Combination, interest income and losses or gains on remeasurement of our convertible preferred stock warrant liabilities. With increases in the prime rate, we expect increasing interest income on our deposits to partially offset the significant increase in interest expense related to our borrowings. Changes in the fair value of our derivative liabilities may fluctuate significantly in future periods primarily due to fluctuations in the fair value of our common stock.
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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$66,106	$79,279	$137,671	$169,758
Cost of goods sold	31,798	40,322	66,108	88,064
Gross profit	34,308	38,957	71,563	81,694

Operating expenses:
Advertising	4,657	17,898	13,330	50,691
Product development	4,052	5,922	8,268	12,162
Selling, general and administrative	35,159	57,895	73,180	108,865
Operating loss	(9,560)	(42,758)	(23,215)	(90,024)

Interest expense	4,044	2,285	7,773	4,372
Change in fair value of Additional Shares liability	97	2,015	320	2,015
Change in fair value of Earn-Out liability	(1,201)	(17,345)	(1,058)	(17,345)
Change in fair value of Public and Private Placement Warrants liability	(713)	(1,180)	(1,387)	(1,180)
Change in fair value of Structural Derivative liability	90	—	690	—
Other expense (income), net	(1,021)	6,775	(5,638)	4,783
Interest and other expense (income), net	1,296	(7,450)	700	(7,355)
Loss before provision for income taxes	(10,856)	(35,308)	(23,915)	(82,669)
Provision for income taxes	11	2	21	25
Net loss	$(10,867)	$(35,310)	$(23,936)	$(82,694)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	100%	100%	100%	100%
Cost of goods sold	48	51	48	52
Gross profit	52	49	52	48

Operating expenses:
Advertising	7	23	10	30
Product development	6	7	6	7
Selling, general and administrative	53	73	53	64
Operating loss	(14)	(54)	(17)	(53)

Interest expense	6	3	6	3
Change in fair value of Additional Shares liability	—	3	—	1
Change in fair value of Earn-Out liability	(2)	(22)	(1)	(10)
Change in fair value of Public and Private Placement Warrants liability	(1)	(1)	(1)	(1)
Change in fair value of Structural Derivative liability	—	—	1	—
Other expense (income), net	(2)	9	(4)	3
Interest and other expense (income), net	2	(9)	—	(4)
Loss before provision for income taxes	(16)	(45)	(17)	(49)
Provision for income taxes	—	—	—	—
Net loss	(16)%	(45)%	(17)%	(49)%
Comparisons of the Three and Six Months Ended June 30, 2023 and June 30, 2022
Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Revenue, net:
Grove Brand	$29,773	$38,216	$(8,443)	(22)%	$64,749	$85,064	$(20,315)	(24)%
Third-party product	36,333	41,063	(4,730)	(12)%	72,922	84,694	(11,772)	(14)%
Total revenue, net	$66,106	$79,279	$(13,173)	(17)%	$137,671	$169,758	$(32,087)	(19)%

Revenue decreased by $13.2 million, or 17%, and $32.1 million, or 19%, for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, primarily driven by a decrease in DTC Total Orders caused by a reduction in DTC Active Customers due primarily to the reduction in advertising spend, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Cost of goods sold	$31,798	$40,322	$(8,524)	(21)%	$66,108	$88,064	$(21,956)	(25)%
Gross profit	34,308	38,957	(4,649)	(12)%	71,563	81,694	(10,131)	(12)%
Gross margin	52%	49%			52%	48%

Cost of goods sold decreased by $8.5 million, or 21%, and $22.0 million, or 25%, for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, primarily due to a decrease in DTC Total Orders and reductions to our inventory reserve charges as compared to the prior period.
Gross margin in the three months and six months ended June 30, 2023 increased by 280 basis points and 390 basis points, respectively compared to the three months ended June 30, 2022 due to the impacts of net revenue management initiatives, including the introduction of a Supply Chain Fee, a decrease in the number of lower-margin first orders as a percentage of total orders and strategic price increases on Grove Brands and third party products, partially offset by increases in inventory reserves, as a percentage of net revenue, and product costs and a decrease in Grove Brands mix as a percentage of total revenue.
Operating Expenses
Advertising Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Advertising	$4,657	$17,898	$(13,241)	(74)%	$13,330	$50,691	$(37,361)	(74)%
Advertising expenses decreased by $13.2 million, or 74%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to implementing a lower-spend strategy which optimizes the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Television advertising expenses decreased by $3.5 million, online advertising expenses decreased by $3.4 million and creative content production costs decreased by $1.8 million.

Advertising expenses decreased by $37.4 million, or 74%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to implementing a lower-spend strategy which optimizes the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Online advertising expenses decreased by $16.0 million, television advertising expenses decreased by $11.6 million and creative content production costs decreased by $3.7 million.
Product Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Product development	$4,052	$5,922	$(1,870)	(32)%	$8,268	$12,162	$(3,894)	(32)%
Product development expenses decreased by $1.9 million, or 32% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a $1.0 million decrease in stock based compensation and $0.7 million decrease in salaries and benefits from reductions in headcount.

Product development expenses decreased by $3.9 million, or 32% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a $2.2 million decrease in salaries and benefits from reductions in headcount, $0.8 million decrease in stock-based compensation expense, and $0.4 million decrease in payments related to restructuring.

For the three and six months ended June 30, 2022, product development expenses remained largely flat as a percentage of revenue, net, we continue to prioritize innovation in line with the scale of our business.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Selling, general and administrative	$35,159	$57,895	$(22,736)	(39)%	$73,180	$108,865	$(35,685)	(33)%
Selling, general and administrative expenses decreased by $22.7 million, or 39% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Fulfillment costs decreased by $5.4 million, including $3.8 million decrease in shipping and handling expenses and $1.1 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders and carrier mix, partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to a decrease in the volume of orders and the ability to fulfill orders more efficiently. Stock-based compensation decreased by $13.6 million as the Company recorded a catch-up of expense in June 2022 for the Company’s restricted stock units and certain stock options as a result of meeting the performance vesting condition when the Company went public. Other general and administrative expenses, excluding stock-based compensation, decreased by $3.7 million, from decreases in corporate salaries and benefits from reductions in headcount and decrease in professional fees related to our cost management initiatives, offset by an increase in costs related to being a public company.
Selling, general and administrative expenses decreased by $35.7 million, or 33% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Fulfillment costs decreased by $12.8 million, including $7.7 million decrease in shipping and handling expenses and $3.8 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders and carrier mix, partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to a decrease in the volume of orders and the ability to fulfill orders more efficiently. Stock-based compensation decreased by $13.5 million as the Company recorded a catch-up of expense in June 2022 for the Company’s restricted stock units and certain stock options as a result of meeting the performance vesting condition when the Company went public. Other general and administrative expenses, excluding stock-based compensation, decreased by $9.4 million, from decreases in corporate salaries and benefits from reductions in headcount and decrease in professional fees and marketing expenses related to our cost management initiatives, offset by an increase in costs related to being a public company.

Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Interest expense	$4,044	$2,285	$1,759	77%	$7,773	$4,372	$3,401	78%
Interest expense increased by $1.8 million, or 77%, and $3.4 million, or 78%, for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022 primarily due to increases in rates incurred on our debt facilities. See the section titled “Liquidity and Capital Resources — Loan Facilities” below for further details.

Changes in fair value of liabilities and other expense (income), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Change in fair value of Additional Shares liability	$97	$2,015	$(1,918)	*	$320	$2,015	$(1,695)	*
Change in fair value of Earn-Out liability	(1,201)	(17,345)	16,144	*	(1,058)	(17,345)	16,287	*
Change in fair value of Public and Private Placement Warrants liability	(713)	(1,180)	467	*	(1,387)	(1,180)	(207)	*
Change in fair value of Structural Derivative liability	90	—	90	*	690	—	690	*
Other expense (income), net	(1,021)	6,775	(7,796)	(115)%	(5,638)	4,783	(10,421)	(218)%
*Percent change not meaningful
The change in the fair value of Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants liability for the three and six months ended June 30, 2023 was driven by the changes in our stock price from December 31, 2022 through June 30, 2023. The change in the Structural Derivative Liability was driven by the passage of time to when the Structural Subsequent Shares could be issued.
Other expense (income), net decreased by $7.8 million, or 115% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to a $6.7 million reduction of transaction costs allocated to liability instruments acquired in the Business Combination and a $0.9 million increase in interest income from our operating accounts due to increases in market rates.
Other expense, net decreased by $10.4 million, or 218% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a $10.5 million reduction of transaction costs allocated to liability instruments acquired in the Business Combination and a $1.8 million increase in interest income from our operating accounts due to increases in market rates.

Liquidity, Capital Resources and Requirements
As of June 30, 2023, we had $81.1 million in unrestricted cash (excluding restricted cash of $8.7 million) and cash equivalents and working capital of $86.9 million. We incurred negative cash flows from operating activities of $5.6 million for the six months ended June 30, 2023. We have incurred significant losses since inception and have an accumulated deficit of approximately $601.8 million. To date, we have funded our operations principally through convertible preferred stock and common stock financings, the incurrence of debt and the Closing of the Business Combination. We have total outstanding indebtedness of $69.9 million, net of debt issuance costs, as of June 30, 2023.
On August 11, 2023 (the “Preferred Stock Closing Date”), we entered into a subscription agreement (the “Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) and received gross proceeds of $10.0 million in exchange for 10,000 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”). Following the seventh anniversary of the Preferred Stock Closing Date, Volition can redeem for cash all shares of Preferred Stock.
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Available borrowing capacity from the Siena Revolver was $9.3 million as of June 30, 2023.

In December 2022, we repaid other outstanding debt obligations with a prior lender with the Structural Debt Facility (as defined below) and will begin to make principal payments on the Structural Debt Facility beginning on July 1, 2025 over a period of 18 months.
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our average stock price under the SEPA exceeds $15.33 we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of June 30, 2023, our average trading price in 2023 was $2.26, without considering our average daily trading volumes and other market demand factors for our stock, we would be able to raise approximately $13.6 million, net of issuance costs, under the Equity Purchase Agreement. As of June 30, 2023, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of June 30, 2023, we had $16.6 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 included in Form 10-K filed with the SEC on March 16, 2023.
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
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants we must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ending March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. We believe the likelihood that lenders would exercise the subjective acceleration clause is remote. As of June 30, 2023, we were in compliance with these covenants.
Siena Revolver
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Total borrowing capacity from the Siena Revolver was $16.9 million as of June 30, 2023, of which there was an outstanding principal amount of $7.5 million.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings. The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur with the business. We believe the likelihood of Siena exercising the subjective acceleration clause is remote. In accordance with the agreement, Siena has been provided with the our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of June 30, 2023, we were in compliance with all covenants related to the Siena Revolver.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(5,572)	$(66,138)
Net cash used in investing activities	(1,539)	(2,610)
Net cash provided by financing activities	861	122,765
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,250)	$54,017
Operating Activities

Net cash used in operating activities decreased by $60.6 million for the six months ended June 30, 2023 compared to June 30, 2022, primarily attributable to a decrease in net loss, net of noncash activities, of $51.5 million. This decrease in net loss, net of non-cash activities, was primarily driven by a decrease in advertising expenses of $37.4 million and a decrease in selling, general and administrative expenses of $35.7 million. This was offset by a decrease of inflow related to changes in net operating assets and liabilities of $9.1 million primarily driven by a decrease in accrued expenses and accounts payable due to timing of invoices from and payments to our vendors and suppliers.
Investing Activities
Net cash used in investing activities of $1.5 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively was due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $0.9 million for the six months ended June 30, 2023 primarily consisted of $7.5 million in proceeds from the Siena Revolver offset by the payment of transaction costs related to the Business Combination of $4.2 million, net outflows related to the settlement of stock options and restricted stock units of $1.2 million and payment debt fees of $0.9 million.
Net cash provided by financing activities of $122.8 million for the six months ended June 30, 2022 primarily consisted of proceeds of $97.1 million from issuance of common stock upon the Closing of the Business Combination, including proceeds from the PIPE financing, and proceeds from issuance of contingently redeemable convertible preferred stock of $27.5 million, partially offset by $1.3 million payment of transaction issuance costs.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of June 30, 2023.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies since December 31, 2022, except as noted below. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Public Warrants and Private Placement Warrants

Historically, we have relied on the public trading price of the Public Warrants to value the related Public Warrant and Private Placement Warrant Liabilities. On June 12, 2023, the Public Warrants were delisted by the New York Stock Exchange due to the low trading price. As of June 12, 2023, the Public Warrants that were previously traded on the NYSE under the symbol GROV.WS may be quoted and traded in the over-the-counter market. As there is no longer a publicly available trading price for the Public Warrants, we estimate the value of the Public Warrant and Private Placement Warrants using a Black-Scholes pricing model. The Black-Scholes option-pricing model utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our Public Warrant and Private Placement Warrant liabilities could be materially different. Significant inputs and assumptions include:

Fair value of Common Stock – The fair value of the shares of common stock underlying the warrants has been determined based on market prices

Expected Term – The Company’s expected term represents the period that the Company’s Public Warrant and Private Placement Warrant are expected to be outstanding and is determined to be the contractual term of such warrants

Expected Volatility – Because we were privately held prior to the Business Combination and there was no active trading market for our common stock, the expected volatility is estimated based on the average volatility for publicly traded companies that we consider to be comparable, over a period equal to the expected term of the warrants.

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the Public Warrant and Private Placement Warrants.

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

Smaller Reporting Company Status

The Company is a “smaller reporting company” meaning that the market value of the Company’s stock held by non-affiliates is less than $250 million. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in the Company’s Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Company’s common stocks held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter and the Company’s annual revenue exceeds $100 million during such completed fiscal year, or (ii) the market value of the Company’s common stock held by non-affiliates exceeds $700 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
See Note 6, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

3.2
Certificate of Amendment to Certificate of Incorporation of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 23992519) filed with the SEC on June 5, 2023).

3.3
Certificate of Designations of Series A Convertible Preferred Stock of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on August 14, 2023).

3.4	Bylaws of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on March 15, 2021).

Exhibit Number	Description
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

4.14
Warrant to Purchase Common Stock, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc. and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on August 14, 2023).

4.15
Warrant to Purchase Common Stock, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc. and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on August 14, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: August 14, 2023	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer