Form 10-Q
period 2023-09-30
Grove Collaborative Holdings, Inc.
filed 2023-11-09
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The registrant had outstanding 31,414,013 shares of Class A common stock and 6,035,945 shares of Class B common stock as of November 6, 2023.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47
Signatures		50

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

Part I - Financial Information
Item 1. Financial Statement
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,094	$81,084
Restricted cash	5,850	11,950
Inventory, net	32,712	44,132
Prepaid expenses and other current assets	5,551	4,844
Total current assets	130,207	142,010
Restricted cash	2,802	2,951
Property and equipment, net	12,627	14,530
Operating lease right-of-use assets	12,629	12,362
Other long-term assets	2,697	2,192
Total assets	$160,962	$174,045
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,863	$10,712
Accrued expenses	16,549	31,354
Deferred revenue	7,745	10,878
Operating lease liabilities, current	4,094	3,705
Other current liabilities	486	249
Debt, current	—	575
Total current liabilities	37,737	57,473
Debt, noncurrent	70,791	60,620
Operating lease liabilities, noncurrent	15,318	16,192
Derivative liabilities	13,025	13,227
Total liabilities	136,871	147,512
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value - 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 10,000 and no shares outstanding at September 30, 2023 and December 31, 2022, respectively	10,000	—

Stockholders’ equity:
Common stock - $0.0001 par value – 600,000,000 Class A shares authorized at September 30, 2023 and December 31, 2022; 30,379,905 and 25,123,332 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively; 200,000,000 Class B shares authorized at September 30, 2023 and December 31, 2022; 7,070,053 and 10,447,927 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	625,692	604,387
Accumulated deficit	(611,605)	(577,858)
Total stockholders’ equity	14,091	26,533
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$160,962	$174,045
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$61,750	$77,733	$199,421	$247,491
Cost of goods sold	28,516	39,566	94,624	127,630
Gross profit	33,234	38,167	104,797	119,861

Operating expenses:
Advertising	4,062	8,668	17,392	59,359
Product development	3,578	5,765	11,846	17,927
Selling, general and administrative	29,699	46,295	102,879	155,160
Operating loss	(4,105)	(22,561)	(27,320)	(112,585)

Interest expense	4,145	2,546	11,918	6,918
Change in fair value of Additional Shares liability	600	(1,045)	920	970
Change in fair value of Earn-Out liability	1,408	(28,791)	350	(46,136)
Change in fair value of Public and Private Placement Warrants liability	125	(2,803)	(1,262)	(3,983)
Change in fair value of Structural Derivative liability	600	—	1,290	—
Other expense (income), net	(1,179)	(140)	(6,817)	4,643
Interest and other expense (income), net	5,699	(30,233)	6,399	(37,588)
Income (loss) before provision for income taxes	(9,804)	7,672	(33,719)	(74,997)
Provision for income taxes	7	10	28	35
Net income (loss)	$(9,811)	$7,662	$(33,747)	$(75,032)
Less: Accretion on redeemable convertible preferred stock	(976)	—	(976)	—
Less: Accumulated dividends on redeemable convertible preferred stock	(82)	—	(82)	—
Net income (loss) attributable to common stockholders, basic and diluted	$(10,869)	$7,662	$(34,805)	$(75,032)
Net income (loss) per share attributable to common stockholders, basic	$(0.31)	$0.25	$(1.01)	$(5.65)
Net income (loss) per share attributable to common stockholders, diluted	$(0.31)	$0.23	$(1.01)	$(5.65)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	35,253,756	30,999,080	34,433,760	13,278,710
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	35,253,756	33,220,852	34,433,760	13,278,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2023	—	$—	36,438	$4	$622,931	$(601,794)	$21,141
Issuance of redeemable convertible preferred stock, net of issuance costs	10	9,024	—	—	—	—	—
Issuance of common stock warrants, net of issuance costs	—	—	—	—	643	—	643
Accretion on redeemable convertible preferred stock	—	976	—	—	(976)	—	(976)
Issuance of shares to settle Additional Shares liability, net of issuance costs	—	—	714	—	1,407	—	1,407
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	298	—	(470)	—	(470)
Stock-based compensation	—	—	—	—	2,157	—	2,157
Net loss	—	—	—	—	—	(9,811)	(9,811)
Balances at September 30, 2023	10	$10,000	37,450	$4	$625,692	$(611,605)	$14,091

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Common Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at June 30, 2022	32,573	$3	$564,356	$(572,837)	$(8,478)
Issuance of shares under ELOC Agreement	8	—	138	—	138
Issuance of shares to settle Additional Shares Liability	655	—	16,310	—	16,310
Incremental direct transaction costs related to the Business Combination	—	—	(513)	—	(513)
Issuance of common stock upon exercise of stock options	2	—	21	—	21
Issuance of common stock upon exercise of warrants	5	—	12	—	12
Stock-based compensation	—	—	9,883	—	9,883
Net loss	—	—	—	7,662	7,662
Balances at September 30, 2022	33,243	$3	$590,207	$(565,175)	$25,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	35,571	$4	$604,387	$(577,858)	$26,533
Issuance of redeemable convertible preferred stock, net of issuance costs	10	9,024	—	—	—	—	—
Issuance of common stock warrants, net of issuance costs	—	—	—	—	643	—	643
Accretion on redeemable convertible preferred stock	—	976	—	—	(976)	—	(976)
Issuance of shares to settle Additional Shares liability, net of issuance costs	—		714	—	1,407	—	1,407
Issuance of common stock upon exercise of stock options	—	—	38	—	71	—	71
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,224	—	(1,743)	—	(1,743)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	100	—	213	—	213
Cancellation of Earn-Out Shares	—	—	(197)	—	—	—	—
Reduction in transaction costs	—	—	—	—	9,609	—	9,609
Stock-based compensation	—	—	—	—	12,081	—	12,081
Net loss	—	—	—	—	—	(33,747)	(33,747)
Balances at September 30, 2023	10	$10,000	37,450	$4	$625,692	$(611,605)	$14,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	22,959	$487,918	—	$—	1,874	$—	$33,864	$(490,143)	$(456,279)
Issuance of preferred stock and common stock upon net exercise of warrants	34	989	—	—	36	—	12	—	12
Issuance of contingently convertible common stock	—	—	550	27,473	—	—	—	—	—
Conversion of preferred stock warrant liability to common stock warrants	—	—	—	—	—	—	2,182	—	2,182
Convertible preferred stock and contingently redeemable common stock conversion	(22,993)	(488,907)	(550)	(27,473)	23,640	2	516,378	—	516,380
Issuance of common stock in connection with Business Combination, including Backstop Tranche 2 Shares and PIPE offering, net of $17.1 million in transaction costs	—	—	—	—	4,184	1	79,467	—	79,468
Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants recognized upon Business Combination	—	—	—	—	—	—	(93,196)	—	(93,196)
Issuance of Earn-Out Shares	—	—	—	—	2,800	—	1	—	1
Issuance of shares to settle Additional Shares Liability	—	—	—	—	655	—	16,310		16,310
Issuance of Class A common stock issued to employees, net of withholding taxes	—	—	—	—	6	—	(96)	—	(96)
Issuance of shares under ELOC Agreement	—	—	—	—	8	—	138	—	138
Issuance of common stock upon exercise of stock options	—	—	—	—	43	—	354	—	354
Vesting of early exercise of options	—	—	—	—	—	—	125	—	125
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
(Unaudited)
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of early exercise of options	—	—	—	—	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	34,668	—	34,668
Net loss	—	—	—	—	—	—	—	(75,032)	(75,032)
Balances at September 30, 2022	—	$—	—	$—	33,243	$3	$590,207	$(565,175)	$25,035
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

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(33,747)	$(75,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Remeasurement of convertible preferred stock warrant liability	—	(1,616)
Stock-based compensation expense	11,941	34,348
Depreciation and amortization	4,359	4,291
Changes in fair value of derivative liabilities	1,298	(49,149)
Reduction in transaction costs allocated to derivative liabilities upon Business Combination	(3,745)	—
Deferred offering costs allocated to derivative liabilities upon Business Combination	—	6,873
Non-cash interest expense	2,872	447
Inventory reserve	1,123	3,540
Other non-cash expenses	99	170
Changes in operating assets and liabilities:
Inventory	10,297	(5,132)
Prepaids and other assets	(574)	715
Accounts payable	(1,846)	(7,550)
Accrued expenses	2,469	(1,826)
Deferred revenue	(3,133)	(451)
Operating lease right-of-use assets and liabilities	(752)	(84)
Other liabilities	237	909
Net cash used in operating activities	(9,102)	(89,547)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,383)	(3,580)
Net cash used in investing activities	(2,383)	(3,580)

Cash Flows from Financing Activities
Proceeds from issuance of common stock upon Closing of Business Combination	—	97,100
Proceeds from issuance of redeemable convertible preferred stock, convertible common stock and common stock warrants	10,000	27,638
Payment of transaction costs related to the Business Combination, redeemable convertible preferred stock, contingently redeemable convertible common stock and settlement of Additional Shares liability	(4,295)	(5,358)
Proceeds from issuance of debt	7,500	—
Payment of debt issuance costs	(925)	(211)
Repayment of debt	(575)	(865)
Net proceeds (payments) related to stock-based award activities	(1,459)	238
Net cash provided by financing activities	10,246	118,542

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,239)	25,415
Cash, cash equivalents and restricted cash at beginning of period	95,985	78,376
Cash, cash equivalents and restricted cash at end of period	$94,746	$103,791

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$43	$64
Cash paid for interest	8,953	4,803
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$76	$91
Gain on settlement allocated to equity instruments	9,609	—
Settlement of Additional Shares liability	1,500	16,310
Settlement of Earn-Out due to cancellation of shares	347	—
Transaction costs, redeemable convertible preferred stock and contingently redeemable convertible common stock issuance costs included in accounts payable and accrued liabilities	281	18,799
Net exercise of preferred stock warrants	—	989
Conversion of contingently redeemable convertible common stock and convertible preferred stock to common stock	—	516,365
Assumption of derivative liabilities upon Business Combination	—	93,196
Reclassification of Grove's preferred stock warrant liability to additional paid-in capital	—	2,182
Vesting of early exercised stock options	—	125

Reconciliation of cash, cash equivalents, and restricted cash:
	September 30,
	2023	2022
Cash and cash equivalents	$86,094	$103,791
Restricted cash	8,652	—
Total cash, cash equivalents and restricted cash	$94,746	$103,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Grove Collaborative Holdings, Inc., a public benefit corporation, (formerly known as Virgin Group Acquisition Corp. II, or “VGAC II”) and its wholly owned subsidiaries (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with an environmental focus and headquartered in San Francisco, California. The Company does not have any operations outside the United States. The Company sells its products through two channels: a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties, and the retail channel into which the Company sells products from Grove-owned brands at wholesale. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.
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
Reverse Stock Split
On May 24, 2023, the Company’s board of directors and stockholders approved a one-for-five reverse split (the “Reverse Split”) of the Company’s issued and outstanding Class A and Class B common stock. Unless otherwise noted herein, the number of shares underlying stock options and other equity instruments was proportionately adjusted for the Reverse Split, including any exercise prices. The Class A common stock began trading on a split adjusted basis on the NYSE at the market open on June 6, 2023. No fractional shares were issued in connection with the reverse stock split. All issued and outstanding Class A and Class B common stock, options to purchase common stock, shares available or reserved for issuance, warrants and/or warrant shares, as applicable, and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented, unless otherwise stated herein.

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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2022 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 16, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $611.6 million as of September 30, 2023. The Company’s existing sources of liquidity as of September 30, 2023 include unrestricted cash and cash equivalents of $86.1 million and availability of debt from the Siena Revolver (defined in Note 5, Debt). The Company has historically funded operations primarily with issuances of redeemable convertible preferred stock, convertible preferred stock, contingently redeemable convertible common stock and the incurrence of debt. The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q (the “Quarterly Report”). Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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
Net Income (Loss) per Share Attributable to Common Stockholders
Net income (loss) per share attributable to common stockholders is computed using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights and sharing of losses, of the Company’s Class A common stock and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both the Company’s Class A and Class B common stock on an individual or combined basis.
The Company’s participating securities included the Company’s redeemable convertible preferred stock, as the holders are entitled to receive cumulative dividends in the event that a dividend is paid on common stock. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of redeemable convertible preferred stock, the holders of early exercised shares subject to repurchase nor the holders of the Company’s common stock warrants have a contractual obligation to share in losses.
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss), as adjusted for any accumulated dividends on Series A Redeemable Convertible Preferred Stock (Note 8, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net income (loss) per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 7, Common Stock and Warrants) and Volition Penny Warrants (Note 8 - Redeemable Convertible Preferred Stock).
Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
credit risk exists with respect to this financial institution and the Company has not experienced any losses on such amounts.
The Company depends on a limited number of vendors to supply products sold by the Company. For the three and nine months ended September 30, 2023, the Company’s top five suppliers combined represented approximately 40% of the Company’s total inventory purchases. For the three and nine months ended September 30, 2022, the Company’s top five suppliers combined represented approximately 50% of the Company’s total inventory purchases.
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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of September 30, 2023 and December 31, 2022 the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was not material.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net:
Grove Brands	$27,648	$36,425	$92,397	$121,489
Third-party products	34,102	41,308	107,024	126,002
Total revenue, net	$61,750	$77,733	$199,421	$247,491
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue and other current liabilities were $7.7 million and $0.1 million, respectively, as of September 30, 2023 and $10.9 million and $0.2 million, respectively, as of December 31, 2022. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the nine months ended September 30, 2023 that was included in deferred revenue and other current liabilities as of December 31, 2022 was $10.6 million and $0.2 million, respectively.
Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2023 and 2022, the Company recorded fulfillment costs of $13.6 million and $19.5 million, respectively, which included $8.3 million and $12.3 million in shipping and handling expenses, respectively, and $3.0 million and $4.3 million in Fulfillment Labor, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded fulfillment costs of $45.5 million and $64.2 million, respectively, which included $27.6 million and $39.4 million in shipping and handling expenses, respectively, and $10.4 million and $15.4 million in Fulfillment Labor, respectively. The Company's gross profit may not be comparable to other retailers or distributors.

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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt, Additional Shares, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative. Cash equivalents, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates the prevailing market rate.
The Public Warrants were historically classified as Level 1 due to the use of an observable market quote in an active market. Private Placement Warrants were historically classified as Level 2 as the fair value approximated the fair value of the Public Warrants. The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 7, Common Stock and Warrants. Five Public Warrants or Private Placement Warrants must be bundled together to receive one share of the Company’s Class A common stock. During the nine months ended September 30, 2023, the entire balance of the Public Warrants and Private Placement Warrants was transferred out of Level 1 and Level 2, respectively, into Level 3 due to the warrants being delisted by the NYSE in response to the low trading price of the warrants.
The value of the Public Warrants and Private Placement Warrants was determined by using a Black-Scholes Model with the following assumptions:

	September 30, 2023	December 31, 2022
Fair value of common stock	$0.53	—
Exercise Price	$11.50	—
Risk-free interest rate	4.70%	—
Expected term (in years)	3.79	—
Volatility	69.60%	—
Dividend yield	—	—

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
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$85,511	$—	$—	$85,511
Total	$85,511	$—	$—	$85,511
Financial Liabilities:
Earn-Out Shares	$—	$—	$4,472	$4,472
Public Warrants	—	—	113	113
Private Placement Warrants	—	—	100	100
Structural Derivative Liability	—	—	8,340	8,340
Total	$—	$—	$13,025	$13,025

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$74,990	$—	$—	$74,990
Total	$74,990	$—	$—	$74,990
Financial Liabilities:
Additional Shares	$—	$—	$580	$580
Earn-Out Shares	—	—	4,122	4,122
Public Warrants	805	—	—	805
Private Placement Warrants	—	670	—	670
Structural Derivative Liability	—	—	7,050	7,050
Total	$805	$670	$11,752	$13,227
Additional Shares Liability
At the closing of the HGI Subscription Agreement defined in Note 7, Common Stock and Warrants, the Company recorded a liability related to the potential issuance of Additional Shares. Subsequent changes in fair value of the Additional Shares liability have been recognized in the statements of operations. The Additional Shares liability was settled on August 1, 2023 (refer to Note 7, Common Stock and Warrants).
Earn-Out Shares
At Closing of the Business Combination, certain Earn-Out Shares were accounted for as a liability. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
Public and Private Placement Warrants
As of September 30, 2023, the Company has Public and Private Placement Warrants. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Structural Derivative Liability
Upon closing the Structural Debt Facility, the Company recorded a liability related to the features that are required to be bifurcated and accounted for as a compound derivative at fair value. Subsequent changes in fair value of the Structural Derivative Liability until settlement is recognized in the statement of operations.
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Additional Shares Liability	Earn-Out Shares	Public Warrants	Private Placement Warrants	Structural Derivative Liability	Total
Balance at December 31, 2022	$580	$4,122	$805	$670	$7,050	$13,227
Cancellation	—	(347)	—	—	—	(347)
Change in fair value	920	697	(692)	(570)	1,290	1,645
Settlement	(1,500)	—	—	—	—	(1,500)
Balance at September 30, 2023	$—	$4,472	$113	$100	$8,340	$13,025

4.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Inventory purchases	$3,122	$2,757
Compensation and benefits	4,250	1,714
Advertising costs	1,301	1,203
Fulfillment costs	1,069	1,725
Sales taxes	1,201	1,374
Transaction costs	281	17,500
Other accrued expenses	5,325	5,081
Total accrued expenses	$16,549	$31,354

5.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Structural Debt Facility	$63,291	$60,620
Siena Revolver	7,500	—
Atel Loan Facility Draw 3	—	480
Atel Loan Facility Draw 4	—	95
Total debt	70,791	61,195
Less: debt, current	—	(575)
Total debt, noncurrent	$70,791	$60,620
Structural Debt Facility
In December 2022, the Company entered into a Loan and Security Agreement (“Structural Debt Facility”) with Structural Capital Investments III, LP, Structural Capital Investments IV, LP and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC (collectively, “Structural Funds”) and Avenue Sustainable Solutions Fund,

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants the Company must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Structural Lenders would exercise the subjective acceleration clause is remote. As of September 30, 2023, the Company was in compliance with these debt covenants.
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
Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and incurrence of an additional Structural Derivative Liability amount of $7.1 million. At September 30, 2023, the Company had $72.0 million in principal outstanding under the Structural Debt Facility with an effective interest rate of 21.11%.
Siena Revolver
In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s balance sheet and being amortized through the Revolver’s scheduled maturity date. Additional borrowing capacity from the Siena Revolver was $11.5 million as of September 30, 2023.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Siena would exercise the subjective acceleration clause is remote. As of September 30, 2023, the Company was in compliance with these debt covenants.
The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of September 30, 2023, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver. The interest rate on the outstanding balance at September 30, 2023 was 9.16%.
Atel Loan Facility
In July 2018, the Company entered into an equipment financing arrangement (the “Atel Loan Facility”) with Atel Ventures, Inc. (“Atel”) for funding of machinery and warehouse equipment. The principal under each loan was fully repaid on the maturity date of May 1, 2023.
6.    Commitments and Contingencies
Merchandise Purchase Commitments
As of September 30, 2023 and December 31, 2022, the Company had obligations to purchase $13.7 million and $18.7 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $3.4 million and $3.1 million as of September 30, 2023 and December 31, 2022, respectively, primarily related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.
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

The Santa Clara County District Attorney’s Office, in conjunction with other representatives from other California district and city attorneys’ offices, is currently investigating the Company’s compliance with California’s Automatic Renewal Law (“ARL”), California’s Unfair Competition Law, and False Advertising Law (the "CA ARL Matter”). The Company has met with this task force of multiple California district attorneys (“CART”) and has provided documents and information upon request and discussed proposed remediation. Based on recent discussions with CART, it is probable that the Company will incur a loss with regard to this matter. However, based on the current information, the Company does not have enough information to make a reasonable estimate of the loss or range of loss at this time.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Federal Trade Commission is currently investigating the Company’s billing and automatic renewal practices (the “FTC Matter”). The FTC Matter specifically relates to an investigation of the Company’s compliance with Section 5 of the Federal Trade Commission Act, the Restore Online Shoppers’ Confidence Act, the CAN-SPAM Rule, the Unordered Merchandise Statute, and other matters related to our subscription offerings. The Company certified compliance with the initial FTC Civil Investigative Demand on June 16, 2023 and continues to work closely with investigators toward resolution on this matter. To date, no legal proceeding has commenced regarding this matter. As the outcome and materiality is uncertain at this time, the Company cannot estimate the probability of loss or make an estimate of the loss or range of loss in this matter.
7.     Common Stock and Warrants
Legacy Grove Acquisition
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

Earn-Out Shares
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815 and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of September 30, 2023, the Company did not meet any Earn-Out thresholds.
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
As of September 30, 2023, the following warrants were outstanding on an as-converted basis:

Warrant Type	Shares	Exercise Price
Public Warrants	1,460,146	$57.50
Private Placement Warrants	1,340,000	$57.50
Public Warrants
The Public Warrants become exercisable into shares of the Company’s Class A common stock commencing on July 16, 2022 and expire on July 16, 2027, or earlier upon redemption or liquidation. The Company may redeem, with 30 days written notice, each whole outstanding Public Warrant for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $90.00 per share, subject to certain adjustments. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at an effective price of $57.50 per share, subject to certain adjustments. Five whole warrants must be bundled together in order to receive one share of the Company’s Class A common stock. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

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
Backstop Warrants
In connection with the Business Combination, the Company issued to the Corvina Holdings limited warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of September 30, 2023.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of September 30, 2023, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of September 30, 2023, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$6.30
Expected term in years	4.5
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2023		December 31, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	—	1,340,000	—
Public Warrants	1,460,146	—	1,610,000	—
Backstop Warrants	775,005	—	775,005	—
Volition Penny Warrants	20,905	—	—	—
Shares issuable upon conversion of redeemable convertible preferred stock	4,739,336	—	—	—
Other outstanding common stock warrants	2,484,778	113,776	905,000	113,776
Outstanding stock options	1,116,664	809,847	1,264,302	839,705
Outstanding restricted stock units	5,145,481	16,272	3,864,448	32,149
CEO Award (Note 9)	850,000	—	—	—
Shares available for issuance under 2022 Equity Incentive Plan	4,456,933	—	4,158,872	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	908,746	—	654,814	—
Total shares of common stock reserved	23,297,994	939,895	14,572,441	985,630
8.    Redeemable Convertible Preferred Stock

On August 11, 2023 (the “Preferred Stock Closing Date”), the Company entered into a subscription agreement (the “Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) where the Company received gross proceeds of $10.0 million in exchange for 10,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Preferred Stock”), a warrant to purchase 1,579,778 shares of Grove’s Class A common stock at an exercise price of $6.33 per share (the “Volition Warrant”) and a separate warrant to Volition to purchase 20,905 shares of Grove’s Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrant”). The Volition Warrant and the Volition Penny Warrant each expire on the three-year anniversary of the Preferred Stock Closing Date and are not exercisable until six months following the Preferred Stock Closing Date.
The Company allocated the proceeds received on the Preferred Stock Closing Date to the Preferred Stock, Volition Warrant and Volition Penny Warrant (together the “Volition Warrants”) on a relative fair value basis. The

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
aggregate fair value of the Volition Warrants was $0.7 million and determined using a Black-Scholes Model with the following inputs:

Fair value of common stock	$2.16
Exercise Price	$0.01 — $6.33
Expected term in years	3.0
Risk free rate	4.56%
Volatility	67.24%
Dividend yield	—%
Gross proceeds and transaction costs were allocated between the Preferred Stock and Volition Warrants as follows:

	Gross Proceeds	Transaction Costs	Net Proceeds
Preferred Stock	$9,336	$(312)	$9,024
Volition Warrants	664	(21)	643
Total	$10,000	$(333)	$9,667

Significant provisions of the Preferred Stock are as follows:

Dividends – The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the Board of Directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A common stock payable in shares of Class A common stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends as of September 30, 2023 was $0.1 million.

Liquidation – Upon any liquidation transaction, whether voluntary or involuntary, each holder of outstanding shares of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, whether such assets are capital, surplus or earnings, prior and in preference to any distribution of any of the assets of the Corporation to the holders of the Class A common stock, Class B common stock or of any other stock or equity security, an amount in cash, equal to the greater of (i) the Preferred Stock original issuance price held by such holder plus any declared but unpaid dividends to which such holder of outstanding shares of the Preferred Stock is then entitled, if any, or (ii) the amount each holder of a share of the Series A would be entitled on an as-converted into Class A common stock basis, based on the then effective Conversion Price, as defined by the Certificate of Designations of Series A Convertible Preferred Stock, (without regard to any restrictions or limitations on conversion) immediately prior to such liquidation transaction. If, upon any Liquidation Transaction, the funds legally available for distribution to all holders of the Preferred Stock shall be insufficient to permit the payment to all such holders of the full liquidation preference amount, then the entire funds legally available for distribution shall be distributed ratably among the holders of the Preferred Stock ratably in proportion to the full preferential amounts to which they are entitled to.

Voting – Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of Class A common stock into which such shares of the Preferred Stock are then convertible based on the Conversion Price as of the record date for determining stockholders entitled to vote on such matter and shall have voting rights and powers equal to the voting rights and powers of the Class A common stock (except as otherwise expressly provided herein or as required by law, voting together with the Class A common stock as a single class) and shall be entitled to notice of any such stockholders’ meeting in accordance with the Bylaws of the Company. For so long as an original purchaser of the Preferred Stock beneficially holds 20% or more of the shares of Class A Common Stock (calculated on as converted basis based on the Conversion Price (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like) such purchaser acquired pursuant to the Preferred Stock Subscription Agreement, such purchaser shall have the right to designate up to one director for election to the Board of Directors as a Class I Director.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Conversion – At the option of the holder, each share of Preferred Stock is convertible into fully paid and non-assessable shares of Class A common stock equal to the sum of (i) the amount determined by dividing (x) the Preferred Stock original issuance price plus any declared but unpaid dividends to which such share of the Preferred Stock is then entitled by (y) $2.11 (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like) in effect on the date the certificate is surrendered for conversion or notice is provided for non-certificated shares and (ii) the Subsequent Issuance Share Adjustment, as defined by the Certificate of Designations of Series A Convertible Preferred Stock.

The Company may, in its sole discretion, upon five business days prior written notice, force the conversion of all of the outstanding shares of the Preferred Stock (including any declared but unpaid dividends to which such shares of Preferred Stock are then entitled) at the conversion price upon certain events, as specified in the Certificate of Designations of Series A Convertible Preferred Stock.

Redemption – At the option of the holder, the Preferred Stock is redeemable for the original issuance price plus any declared but unpaid dividends following the seventh anniversary of the Preferred Stock Closing Date.

The Company evaluated these features and determined that the Preferred Stock is appropriately classified as temporary equity due to the redemption provisions allowing the holders to redeem the Preferred Stock upon a liquidation transaction or following the seventh anniversary of the closing date. The Volition Warrants and Volition Penny Warrants are classified within additional paid-in capital on the Company’s balance sheet at September 30, 2023.
9.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2022	2,104,007	$7.95	4.87	$61
Exercised	(37,334)	$1.90
Cancelled/forfeited	(140,162)	$11.68
Balance – September 30, 2023	1,926,511	$7.80	4.41	$194
Options vested and exercisable – September 30, 2023	1,710,736	$6.41	4.04	$194
No options were granted during the nine months ended September 30, 2023 and 2022. The total grant date fair value of options that vested during nine months ended September 30, 2023 and 2022 was $0.2 million and $10.2 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was nominal and $1.0 million, respectively. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,434 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of September 30, 2023, the market-based vesting criteria had not been met.
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the nine months ended September 30, 2023:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2022	3,896,597	$8.78
Granted	3,895,883	$2.22
Vested	(1,979,024)	$6.45
Cancelled/forfeited	(651,703)	$5.97
Balance – September 30, 2023	5,161,753	$4.40
CEO Award

On August 16, 2023, the Company’s Board of Directors granted its Chief Executive Officer an aggregate of 850,000 Class A common stock RSUs (the “CEO Award”) separate from the Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan. A portion of the CEO Award contains market based vesting requirements consisting of four tranches that vest separately upon the Company’s public stock price meeting certain price thresholds. Additionally, the CEO Award also contains a service requirement with 25% of the shares vesting each year from the grant date for four years. The CEO Award has a total aggregate value of $2.0 million. During the three months ended September 30, 2023, the Company recorded $0.1 million of stock-based compensation expense related to the CEO Award.

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
Stock-Based Compensation Expense
The Company recognized a total of $2.1 million and $9.8 million of stock-based compensation expense for the three months ended September 30, 2023 and 2022, respectively, and $11.9 million and $34.3 million of stock-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of September 30, 2023, the total unrecognized compensation expense related to unvested options and RSUs was $21.6 million, which the Company expects to recognize over an estimated weighted average period of 2.1 years.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
10.    Net income (loss) Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss), basic and diluted	$(9,811)	$7,662	$(33,747)	$(75,032)
Less: Accretion on redeemable convertible preferred stock	(976)	—	(976)	—
Less: Series A accumulated dividends	(82)	$—	(82)	$—
Net income (loss) attributable to common stockholders, basic and diluted	$(10,869)	$7,662	$(34,805)	$(75,032)
Net income (loss) per share attributable to common stockholders, basic	$(0.31)	$0.25	$(1.01)	$(5.65)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	35,253,756	30,999,080	34,433,760	13,278,710
Effect of dilutive common stock options outstanding	—	2,046,992	—	—
Effect of dilutive RSUs outstanding	—	110,989	—	—
Effect of dilutive common stock warrants outstanding	—	63,791	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	35,253,756	33,220,852	34,433,760	13,278,710

Net income (loss) per share attributable to common stockholders, diluted	$(0.31)	$0.23	$(1.01)	$(5.65)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Redeemable convertible preferred stock	4,739,336	—	4,739,336	—
Common stock options	1,926,511	1,619,811	1,926,511	4,833,767
Restricted stock units	5,161,753	60,728	5,161,753	810,582
Common stock warrants	2,598,554	80,740	2,598,554	180,029
Private and Public Placement Warrants	2,800,146	2,950,000	2,800,146	2,950,000
Earn-Out Shares	2,602,554	2,799,696	2,602,554	2,799,696
Total	19,828,854	7,510,975	19,828,854	11,574,074

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
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good, which is supported by our flywheel: as we have grown, our product development capabilities and data have improved. Over the long term, we believe that improved innovation will fuel both top line growth and margin expansion as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have grown and invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss and have an accumulated deficit of $611.6 million as of September 30, 2023. Beginning in the second half of 2022, we have moved to substantially reduce our operating expenses across the business in support of our drive toward profitability. These expense reductions, particularly in advertising, have resulted in a substantial decline in our revenue. While we have made significant progress, we anticipate that we will continue to incur losses in the future unless and until we can rekindle revenue growth to the point where our revenue exceeds our operating expenses. Refer to Liquidity, Capital Resources and Requirements below for more information.
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

Reverse Stock Split

On May 24, 2023, our board of directors and stockholders approved a one-for-five reverse split (the “Reverse Split”) of our issued and outstanding Class A and Class B common stock. The Class A common stock began trading on a split-adjusted basis on the NYSE at the market open on June 6, 2023. No fractional shares were issued in connection with the reverse stock split.

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

Ability to Achieve Profitable Growth; Positive Cash Flow and Scale

We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by relentlessly creating and curating planet-first, high-performance brands and products. After experiencing very high rates of growth prior to and in part driven by the COVID-19 pandemic, in recent periods we have substantially reduced our expense structure and operations in light of declining revenue, and as a result we have reduced our operating losses and cash consumption commensurately. To re-ignite growth and achieve profitability over the longer term, we will need to expand our DTC business, continue to grow our retail presence and achieve scale that will allow us to drive efficiencies in generating brand awareness, acquiring customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our recent gains in approaching profitability may not be sustainable in the near term due to the effects of seasonality, steps we may take to drive growth or other factors. If we are unable to achieve profitable growth, our prospects may be materially and adversely affected.
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
We believe that the future of CPG brand building and consumer demand is omnichannel. Our DTC platform remains a core part of our strategy and customer value proposition in addition to providing key data and customer feedback driving our innovation process. We kicked off our expansion into brick and mortar retail in April 2021 with the launch of a curated assortment of Grove Co. products at Target. We continued to expand into other retailers, including Amazon, CVS, Walmart, Meijer, and Kroger. As we aim to continue our leadership in both omnichannel and sustainability, we will aggressively expand our presence into physical retail over the next few years to reach more consumers no matter where they shop.
Our current operating metrics reflect our core strategic focus on growing Grove Brands’ omnichannel presence and revenue, as well as our key DTC platform metrics.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except DTC Net Revenue Per Order and percentages)	2023	2022	2023	2022
Financial and Operating Data
Grove Brands % Net Revenue	45%	47%	46%	49%
DTC Total Orders	917	1,242	2,988	4,116
DTC Active Customers	1,019	1,460	1,019	1,460
DTC Net Revenue Per Order	$65	$61	$64	$58
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including: Grove Co., Honu, Peach, Rooted Beauty and Superbloom divided by our total net revenue. On our DTC Platform, our total net revenue includes revenue from both Grove Brands and third-party brands that we carry, whereas for our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. We view Grove Brands % Net Revenue as a key indicator of the success of our product innovation and growth strategy, and customers’ acceptance of our products. In the three and nine months ended September 30, 2023, Grove Brands % Net Revenue declined due to a decrease in Grove Brands products in existing customer orders as we continue to expand our third-party offering and a decrease in new customer orders, which include more Grove Brands products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three and nine months ended September 30, 2023, DTC Total Orders declined primarily due to our reduction in advertising spend, resulting in fewer new customers and therefore fewer overall orders. We expect this trend to continue through 2023 as advertising remains at current levels.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three and nine months ended September 30, 2023, DTC Active Customers declined primarily due to our reduction in advertising spend resulting in fewer new customers and therefore fewer overall orders.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the three and nine months ended September 30, 2023 compared to the prior year comparative periods as a result of launching the Supply Chain Fee, which allows us to continue prioritizing sustainability and maintain our commitment to fair wages, a higher percentage of higher DTC Net Revenue Per Order from existing customer orders compared to new customer orders, as well as the introduction of strategic price increases on Grove Brands and third party products.
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
We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) stock-based compensation expense; (2) depreciation and amortization; (3) remeasurement of convertible preferred stock warrant liability; (4) changes in fair values of Additional Shares, Earn-out Shares, Public Private Placement Warrant, Structural Derivative liabilities; (5) transaction costs allocated to derivative liabilities upon Business Combination; (6) interest income; (7) interest expense; (8) restructuring and severance related costs; (9) provision for income taxes and (10) certain litigation and legal settlement expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(9,811)	$7,662	$(33,747)	$(75,032)
Stock-based compensation	2,100	9,814	11,941	34,348
Depreciation and amortization	1,462	1,427	4,359	4,291
Remeasurement of convertible preferred stock warrant liability	—	—	—	(1,616)
Change in fair value of Additional Shares liability	600	(1,045)	920	970
Change in fair value of Earn-Out liability	1,408	(28,791)	350	(46,136)
Change in fair value of Public and Private Placement Warrants liability	125	(2,803)	(1,262)	(3,983)
Change in fair value of Structural Derivative liability	600	—	1,290	—
Deferred offering costs allocated to derivative liabilities upon Business Combination	—	200	—	6,873
Reduction in transaction costs allocated to derivative liabilities upon Business Combination	—	—	(3,745)	—
Interest income	(1,180)	—	(2,625)	—
Interest expense	4,145	2,546	11,918	6,918
Restructuring and severance related costs	—	1,356	553	2,992
Provision for income taxes	7	10	28	35
Litigation and legal settlement expenses	700	—	700	—
Total Adjusted EBITDA	$156	$(9,624)	$(9,320)	$(70,340)
Net loss margin	(15.9)%	9.9%	(16.9)%	(30.3)%
Adjusted EBITDA margin (loss)	0.3%	(12.4)%	(4.7)%	(28.4)%
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
Interest and Other Income, Net
Interest expense consists primarily of interest expense associated with our debt financing arrangements. Due to higher interest rates on our Structural Debt Facility (as defined below) and increases in the prime rate, we anticipate cash payments for interest and interest expense to fluctuate as interest rates change in the future.
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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$61,750	$77,733	$199,421	$247,491
Cost of goods sold	28,516	39,566	94,624	127,630
Gross profit	33,234	38,167	104,797	119,861

Operating expenses:
Advertising	4,062	8,668	17,392	59,359
Product development	3,578	5,765	11,846	17,927
Selling, general and administrative	29,699	46,295	102,879	155,160
Operating loss	(4,105)	(22,561)	(27,320)	(112,585)

Interest expense	4,145	2,546	11,918	6,918
Change in fair value of Additional Shares liability	600	(1,045)	920	970
Change in fair value of Earn-Out liability	1,408	(28,791)	350	(46,136)
Change in fair value of Public and Private Placement Warrants liability	125	(2,803)	(1,262)	(3,983)
Change in fair value of Structural Derivative liability	600	—	1,290	—
Other expense (income), net	(1,179)	(140)	(6,817)	4,643
Interest and other expense (income), net	5,699	(30,233)	6,399	(37,588)
Income (loss) before provision for income taxes	(9,804)	7,672	(33,719)	(74,997)
Provision for income taxes	7	10	28	35
Net income (loss)	$(9,811)	$7,662	$(33,747)	$(75,032)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	100%	100%	100%	100%
Cost of goods sold	46	51	47	52
Gross profit	54	49	53	48

Operating expenses:
Advertising	7	11	9	24
Product development	6	7	6	7
Selling, general and administrative	48	60	52	63
Operating loss	(7)	(29)	(14)	(45)

Interest expense	7	3	6	3
Change in fair value of Additional Shares liability	1	(1)	—	—
Change in fair value of Earn-Out liability	2	(37)	—	(19)
Change in fair value of Public and Private Placement Warrants liability	—	(4)	(1)	(2)
Change in fair value of Structural Derivative liability	1	—	1	—
Other expense (income), net	(2)	—	(3)	2
Interest and other expense (income), net	9	(39)	3	(15)
Income (loss) before provision for income taxes	(16)	10	(17)	(30)
Provision for income taxes	—	—	—	—
Net income (loss)	(16)%	10%	(17)%	(30)%
Comparisons of the Three and Nine Months Ended September 30, 2023 and September 30, 2022
Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Revenue, net:
Grove Brand	$27,648	$36,425	$(8,777)	(24)%	$92,397	$121,489	$(29,092)	(24)%
Third-party product	34,102	41,308	(7,206)	(17)%	107,024	126,002	(18,978)	(15)%
Total revenue, net	$61,750	$77,733	$(15,983)	(21)%	$199,421	$247,491	$(48,070)	(19)%

Revenue decreased by $16.0 million, or 21%, and $48.1 million, or 19%, for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, primarily driven by a decrease in DTC Total Orders caused by a reduction in DTC Active Customers due primarily to the reduction in advertising spend, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Cost of goods sold	$28,516	$39,566	$(11,050)	(28)%	$94,624	$127,630	$(33,006)	(26)%
Gross profit	33,234	38,167	(4,933)	(13)%	104,797	119,861	(15,064)	(13)%
Gross margin	54%	49%			53%	48%

Cost of goods sold decreased by $11.1 million, or 28%, and $33.0 million, or 26%, for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, primarily due to a decrease in DTC Total Orders and reductions to our inventory reserve charges as compared to the prior period.
Gross margin in the three months ended September 30, 2023 increased by 472 basis points compared to the three months ended September 30, 2022 due to reductions to our inventory reserve charges as compared to the prior period and a decrease in the number of lower-margin first orders as a percentage of total orders, partially offset by a decrease in Grove Brands mix as a percentage of total revenue.
Gross margin in the nine months ended September 30, 2023 increased by 412 basis points compared to the nine months ended September 30, 2022 due to launching the Supply Chain Fee, a decrease in the number of lower-margin first orders as a percentage of total orders, and reductions to our inventory reserve charges as compared to the prior period, partially offset by a decrease in Grove Brands mix as a percentage of total revenue.
Operating Expenses
Advertising Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Advertising	$4,062	$8,668	$(4,606)	(53)%	$17,392	$59,359	$(41,967)	(71)%
Advertising expenses decreased by $4.6 million, or 53%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to implementing a lower-spend strategy which optimizes the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Television advertising expenses decreased by $1.2 million, other advertising campaigns, including advertising focused specifically to attract retail customers declined by $1.2 million and online advertising expenses decreased by $1.1 million.

Advertising expenses decreased by $42.0 million, or 71%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to implementing a lower-spend strategy which optimizes the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Online advertising expenses decreased by $17.1 million, television advertising expenses decreased by $12.7 million, creative content production costs decreased by $3.9 million and audio advertising decreased by $2.0 million.
Product Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Product development	$3,578	$5,765	$(2,187)	(38)%	$11,846	$17,927	$(6,081)	(34)%

Product development expenses decreased by $2.2 million, or 38% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a $1.4 million decrease in salaries and benefits from reductions in headcount and a $0.5 million decrease in stock based compensation.

Product development expenses decreased by $6.1 million, or 34% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a $3.8 million decrease in salaries and benefits from reductions in headcount and a $1.3 million decrease in stock-based compensation expense.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Selling, general and administrative	$29,699	$46,295	$(16,596)	(36)%	$102,879	$155,160	$(52,281)	(34)%
Selling, general and administrative expenses decreased by $16.6 million, or 36% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Stock-based compensation expense decreased by $6.9 million driven by lower expense under the accelerated attribution method for awards granted prior to the closing of the Business Combination and reductions of headcount. Fulfillment costs decreased by $5.9 million, including a $4.0 million decrease in shipping and handling expenses and $1.3 million decrease in Fulfillment Labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders and carrier mix, partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to a decrease in the volume of orders and the ability to fulfill orders more efficiently. Other general and administrative expenses, excluding stock-based compensation expense and fulfillment costs, decreased by $3.8 million, from decreases in corporate salaries and benefits from reductions in headcount related to our cost management initiatives, offset by an increase in costs related to being a public company.
Selling, general and administrative expenses decreased by $52.3 million, or 34% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Stock-based compensation expense decreased by $20.4 million as the Company was required to record $11.0 million of catch-up of expense in June 2022 for the Company’s restricted stock units and certain stock options as a result of meeting the performance vesting condition when the Company went public and reductions in headcount. Fulfillment costs decreased by $18.7 million, including a $11.8 million decrease in shipping and handling expenses and $5.0 million decrease in Fulfillment labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders and carrier mix, partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to a decrease in the volume of orders and the ability to fulfill orders more efficiently. Other general and administrative expenses, excluding stock-based compensation expense and fulfillment costs, decreased by $13.2 million, from decreases in corporate salaries and benefits from reductions in headcount and decrease in professional fees and marketing expenses related to our cost management initiatives, offset by an increase in costs related to being a public company.

Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Interest expense	$4,145	$2,546	$1,599	63%	$11,918	$6,918	$5,000	72%
Interest expense increased by $1.6 million, or 63%, and $5.0 million, or 72%, for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022 primarily due to increases in rates incurred on our debt facilities. See the section titled “Liquidity and Capital Resources” below for further details.

Changes in fair value of liabilities and other expense (income), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%

	(in thousands)
Change in fair value of Additional Shares liability	$600	$(1,045)	$1,645	*	$920	$970	$(50)	*
Change in fair value of Earn-Out liability	1,408	(28,791)	30,199	*	350	(46,136)	46,486	*
Change in fair value of Public and Private Placement Warrants liability	125	(2,803)	2,928	*	(1,262)	(3,983)	2,721	*
Change in fair value of Structural Derivative liability	600	—	600	*	1,290	—	1,290	*
Other expense (income), net	(1,179)	(140)	(1,039)	742%	(6,817)	4,643	(11,460)	(247)%
*Percent change not meaningful
The change in the fair value of Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants liability for the three and nine ended September 30, 2023 was driven by the changes in our stock price from December 31, 2022 through September 30, 2023. The change in fair value of the Structural Derivative liability for the three and nine ended September 30, 2023 was driven by the passage of time to when the Structural Subsequent Shares could be issued.
Other expense (income), net increased by $1.0 million, or 742% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a $0.5 million increase in interest income from our operating accounts due to increases in market rates and a $0.2 million reduction of transaction costs allocated to liability instruments acquired in the Business Combination.
Other expense, net decreased by $11.5 million, or 247% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a $10.5 million reduction of transaction costs allocated to liability instruments acquired in the Business Combination and a $2.6 million increase in interest income from our operating accounts due to increases in market rates.

Liquidity, Capital Resources and Requirements
As of September 30, 2023, we had $86.1 million in unrestricted cash (excluding restricted cash of $8.7 million) and cash equivalents and working capital of $92.5 million. We incurred negative cash flows from operating activities of $9.1 million for the nine months ended September 30, 2023. We have incurred significant losses since inception and have an accumulated deficit of approximately $611.6 million. To date, we have funded our operations principally through convertible preferred stock and common stock financings, the incurrence of debt and the Closing of the Business Combination. We have total outstanding indebtedness of $79.5 million as of September 30, 2023.
On August 11, 2023 (the “Preferred Stock Closing Date”), we entered into a subscription agreement (the “Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) and received gross proceeds of $10.0 million in exchange for 10,000 shares of our Series A Redeemable Convertible Preferred Stock (the “Preferred Stock”), a warrant to purchase 1,579,778 shares of our Class A common stock at an exercise price of $6.33 (the “Volition Warrants”) and a warrant to purchase 20,905 shares of our Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrants”). Following the seventh anniversary of the Preferred Stock Closing Date, Volition can redeem for cash all shares of Preferred Stock. The holders of the Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum of the original issuance price of each share. Such accruing dividends are payable only when, as and if declared by our Board of Directors.
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $11.5 million as of September 30, 2023.
In December 2022, we repaid other outstanding debt obligations with a prior lender with the Structural Debt Facility (as defined below) and will begin to make principal payments on the Structural Debt Facility beginning on July 1, 2025 over a period of 18 months.
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the SEPA. As a result, unless our average stock price under the SEPA exceeds $15.33 we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of September 30, 2023, our average trading price in 2023 was $2.35, without considering our average daily trading volumes and other market demand factors for our stock, we would be able to raise approximately $14.2 million, net of issuance costs, under the SEPA. As of September 30, 2023, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
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
Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, our Class A Common Stock trading price may not exceed the respective exercise prices of our Public Warrants, Private Placement Warrants, warrants granted to HGI (as defined below), Volition Warrants and/or our Legacy Grove Warrants before the respective warrants expire, and therefore we may not receive any proceeds from the exercise of warrants to fund our operations. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of September 30, 2023, we had $13.7 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 included in Form 10-K filed with the SEC on March 16, 2023.
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
Loan Facilities
Structural Debt Facility
In December 2022, we entered into a Loan and Security Agreement (“Structural Debt Facility”) with third-party lenders to borrow gross proceeds of $72.0 million which was used primarily to settle other outstanding obligations with a prior lender. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. As of September 30, 2023, the Company’s contractual interest rate on the Structural debt facility was 16.00%. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the Maturity Date, the Company may be obligated to pay additional fees which would allow for the lenders to reach a Minimum Return.
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants we must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ending March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. We believe the likelihood that lenders would exercise the subjective acceleration clause is remote. As of September 30, 2023, we were in compliance with these covenants.
Siena Revolver
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $11.5 million as of September 30, 2023, of which there was an outstanding principal amount of $7.5 million.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings. The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur with the business. We believe the likelihood of Siena exercising the subjective acceleration clause is remote. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of September 30, 2023, we were in compliance with all covenants related to the Siena Revolver.
Cash Flows
The following table summarizes our cash flows for the periods presented:

Nine Months Ended September 30,

	2023	2022

	(in thousands)
Net cash used in operating activities	$(9,102)	$(89,547)
Net cash used in investing activities	(2,383)	(3,580)
Net cash provided by financing activities	10,246	118,542
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,239)	$25,415
Operating Activities
Net cash used in operating activities decreased by $80.4 million for the nine months ended September 30, 2023 compared to September 30, 2022, primarily attributable to a decrease in net loss, net of noncash activities, of $60.3 million. This decrease in net loss, net of non-cash activities, was primarily driven by a decrease in advertising expenses of $42.0 million and a decrease in selling, general and administrative expenses of $52.3 million and an increase of inflow related to changes in net operating assets and liabilities of $20.1 million primarily driven by a decrease in inventory and accrued expenses. This was offset by decreases accounts payable due to timing of invoices from and payments to our vendors and suppliers.
Investing Activities
Net cash used in investing activities of $2.4 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively, was due to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities of $10.2 million for the nine months ended September 30, 2023 primarily consisted of $10.0 million in proceeds from the issuance of the Preferred Stock and related warrants, $7.5 million in proceeds from the Siena Revolver offset by the payment of transaction costs related to the Business Combination and redeemable convertible preferred stock issuance costs of $4.3 million, net outflows related to the settlement of stock options and restricted stock units of $1.5 million and payment debt fees of $0.9 million.
Net cash provided by financing activities of $118.5 million for the nine months ended September 30, 2022 primarily consisted of proceeds of $97.1 million from issuance of common stock upon the Closing of the Business Combination, including proceeds from the PIPE financing, and proceeds from issuance of contingently redeemable convertible preferred stock of $27.6 million, partially offset by $5.4 million payment of transaction issuance costs.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of September 30, 2023.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

4.16
Subscription Agreement, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on August 14, 2023)

5.1*+	Agreement for the Payment of Benefits Following Termination of Employment dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc. and Jeff Yurcisin

5.2*+	Employee Inducement Performance Based Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin

5.3*+	Employee Inducement Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin
5.4*+	Letter of Transition by and between Grove Collaborative Holdings, Inc. and Stuart Landesberg

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: November 9, 2023	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer