Form 10-K
period 2023-12-31
Grove Collaborative Holdings, Inc.
filed 2024-03-20
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark whether the registrant has submitted electronically very Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to §240.10D-1(b). ☐

Based on the closing price of our Class A Common stock on June 30, 2023 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of voting and non-voting common stock held by non-affiliates was $43.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 32,477,667 shares of Class A common stock and 5,697,250 shares of Class B common stock as of March 06, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III of this Annual Report on Form 10-K.

Part I
Item 1. Business
Unless the context otherwise requires, all references in this subsection to the “Company,” “Grove,” “we,” “us” or “our” refer to Grove Collaborative Holdings, Inc. and its consolidated subsidiary following the Business Combination (as defined below), other than certain historical information that refers to the business of Grove Collaborative, Inc. prior to the consummation of the Business Combination.

Our Vision
Grove Collaborative Holdings, Inc.’s mission is to transform the consumer products industry into a force for human and environmental good by creating and curating planet-first, high-performance brands and products.
Overview
Grove is a sustainability-oriented consumer products innovator. We use our connection with consumers to create and curate authentic, disruptive brands and products. Grove builds natural products that perform as well as or better than many leading consumer packaged goods, or CPG, brands (both conventional and natural), while being healthier for consumers and the planet.
Grove’s omnichannel distribution strategy enables us to reach consumers where they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and partner with other leading natural and mission-based CPG brands, providing consumers a selection of curated products across many categories and brands. In the year ended December 31, 2023, we generated approximately 46% of our net revenue from Grove Brands, with 76% of that net revenue from home care products. As we grow our product assortment and distribution in our other categories including health and wellness, beauty, and personal care, we expect the contribution of sales from these categories to increase. We expanded into brick-and-mortar retail in April 2021 with the launch of a curated assortment of Grove Co. best sellers in cleaning, hand and dish categories at Target, and have since established additional retail partnerships with Amazon, CVS, Meijer, and Kroger. Our products were sold in over 7,500 stores across these retail partnerships as of December 31, 2023. We believe our retail strategy will generate additional brand awareness, especially as consumer concerns about single-use plastic continue to rise.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good. Since inception, we have invested heavily in building out both our Grove DTC platform and our Grove Brands. Over this period we have operated at a loss with an accumulated deficit of $621.1 million as of December 31, 2023. After several years of annual revenue growth, our revenues in the years ended December 31, 2023 and 2022 were approximately 19% and 16% respectively lower than in the previous year. This decline reflects the challenges that the industry faces as a result of customers buying behaviors that skewed heavily towards DTC platforms during the COVID-19 pandemic reverting to pre-pandemic levels, as well as the pressures of inflation on consumer spending. The decline also results from the Company’s reductions in advertising spend and our strategic shift toward achieving profitability. While we continue to believe that there are long term growth trends in the reduced-plastic waste industry and that we will be able to continue to grow our business in the long run, post-pandemic consumer behavior patterns and macro-economic factors will continue to be a risk to our business and will continue to adversely impact our financial performance for at least the near to medium term. We expect that revenue will further decline in 2024 as we eliminate unprofitable revenue and maintain current levels of marketing spending before returning to growth. Our efforts to scale advertising, spend efficiently, re-engage with dormant customers, expand our category assortment and drive improved margins are central to operations in order to reach our goal of achieving adjusted EBITDA profitability and sequential quarterly revenue growth by the end of 2024.
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
Our key long-term strategic advantage comes from a combination of our authentic mission and our direct relationships with customers. We gained differentiated insights on consumer preferences and provided a platform for them to tell us what they value in each product category we carried. We paired this insight with our product innovation capabilities, and in 2016 we launched Grove Co., our flagship home care brand. We have since brought more than 700

Grove Brand products to customers across our portfolio of brands, and Grove Co. has grown into the largest brand by revenue on our DTC platform.
After building a robust portfolio of efficacious, good-for-the-world products, we have recently pushed into an omnichannel model to reach consumers where and how they shop. We continue to operate our DTC platform where we maintain direct relationships with consumers who enjoy our assortment of natural home, beauty and personal care products. We also expanded into brick-and-mortar retail distribution in 2021. We continue to actively pursue opportunities to develop our brick-and-mortar retail distribution platform and expand our sales on third-party ecommerce platforms.
On June 16, 2022 (the “Closing Date”), we became a publicly traded company as a result of the consummation of Grove Collaborative, Inc.’s (“Legacy Grove”) merger with Virgin Group Acquisition Corp. II, a Cayman-domiciled blank check company (“VGAC II”), which we refer to herein as the “Business Combination”. Prior to the Business Combination, VGAC II’s public shares and public warrants were listed on the New York Stock Exchange (“NYSE”) under the symbols “VGII” and “VGII.WS,” respectively. On June 17, 2022, the Company's Class A common stock and public warrants began trading on the NYSE under the symbols “GROV” and “GROV.WS,” respectively.
Our Purpose
We believe that the consumer products industry has contributed to the current environmental crises, specifically the proliferation of single-use plastic. We need to create business models and products that meet the environmental needs of our time and the growing demand of consumers who are aware of the importance of making environmentally conscious decisions.
Sustainability is our core differentiator. We are addressing single-use plastic, carbon emissions, and forest degradation as the most material issues to our business and our industry. We believe these objectives also intersect areas of growing consumer interest and demand, and we have set ambitious goals to lead across these three objectives.
We believe that the depth and authenticity of our mission is a sustainable competitive advantage in a world where consumers urgently demand more conscientious products. We also believe that our mission is a competitive advantage in attracting and retaining top talent in a competitive market.
Public Benefit Corporation and Certified B Corporation
We believe that authentic commitment to our vision, and to “doing well by doing good,” is a durable competitive advantage. As a way to codify our values, Grove became a public benefit corporation (“PBC”) in 2021. We are devoted to the development, promotion and distribution of consumer products as a positive force for human and environmental health. As a PBC, we have a legal duty to prioritize not just stockholders’ financial interests, but also the best interest of those materially affected by our business operations, including consumers, employees, partners, the environment and the communities in which we operate. In addition, Grove is a Certified B Corporation, meaning we adhere to rigorous third-party standards for prioritizing social, environmental and community well-being, and our performance is periodically independently audited against this framework.
Value Proposition to Consumers
We believe that sustainability should not require a tradeoff. Grove’s products offer a unique blend of sustainability, efficacy, consumer centricity and modern design offered at accessible prices and supported by exceptional customer service and a strong online community. Every product Grove offers - from its flagship brand of sustainably powerful home care essentials, Grove Co., to its exceptional third-party brands - has been vetted against the Grove Standard, including strict ingredients standards, 100% plastic neutral orders, carbon neutral shipments, and high quality performance, in addition to being certified cruelty-free and ethically produced. Our branded products and packaging help consumers reduce their single use plastic usage. Products from Grove owned brands, whether sold on Grove.com or in retail, make it easy for consumers to make safe and sustainable choices for themselves and their families. Our products do not include anything on our anti-ingredients list, and everything we carry meets our rigorous standards. In addition to prioritizing plant-based ingredients, the Grove standard lists all the anti-ingredients you’ll never find in our products, from parabens to phosphates and triclosan.
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
The Grove Co. Brand
The Grove Co. brand is a market leader in products that contain little to no single-use plastic, or are refillable or reusable - as defined by our Beyond Plastic™ standard. Both for our Grove Co. brand and site-wide, we track our plastic footprint using our plastic intensity metric - defined as the weight of plastic sold per $100 of net revenue. Grove Co. products allow consumers to care for their homes, live more sustainably and fully recycle our packaging and formats where such facilities are available to consumers. With an assortment of products ranging from household cleaners to hand and dish soaps to tree-free home tissues and laundry detergent, Grove Co. is the largest brand on our DTC platform.
Third-Party Brands
In addition to Grove Brands, we offer a curated portfolio of third-party brands on our DTC platform, providing consumers with a selection of over 3,000 products across more than 200 brands. These brand relationships provide customers with breadth across product categories, while reinforcing Grove’s position as a destination for discovery and providing us with valuable data on customer purchasing behavior and preferences.
We carry a wide range of clean and natural products within home, beauty and personal care, including products aimed at baby and pet care. Since our inception, we have attracted and maintained strong relationships with a diverse group of clean and natural brands within home care, beauty and personal care, from emerging brands such as Aunt Fannie’s, Hello, and Terra Beauty Bars to globally recognized brands such as Mrs. Meyers, Seventh Generation, Method, and Burt’s Bees. Prior to onboarding new brand partners, all brands undergo a thorough review process to ensure they meet our rigorous sustainability criteria, including goals to reduce and eliminate plastic, safe and transparent ingredient standards, certified cruelty-free products, and ethical production.
We take a data-driven approach to category expansion by leveraging the insights garnered through our DTC platform. By carrying third-party products, we are not only able to better serve our customers by providing a wider product assortment, but we are able to understand both category demand and the product attributes that our consumers value before investing in development of our own products.
We offer a highly compelling proposition to our third-party brands by providing access to more than 900,000 environmentally-conscious and digitally-savvy customers who shopped on our DTC platform in 2023. We consider these third-party brands to be important long-term partners both in serving our customers on our digital platform and in changing the industry for the better. We expect to continue to collaborate with these brands to help bring their complementary products to consumers while also executing on our strategy to make our DTC platform a destination for consumer discovery. Over the long term, we do not view the trends driving Grove’s growth as winner-take-all. Instead, we believe that lifting the industry towards reduced plastic waste will be the “new normal” and will materially benefit Grove.
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
•We can quickly gather consumer feedback by including samples in existing shipments, conducting online focus groups, and asking our consumers directly. We can then improve the products where possible and relaunch or drop underperforming products at relatively little cost.
•We can launch products on our DTC platform at any point, without the constraints of retailer shelf reset timelines.
•We have an understanding of our consumers based on historical purchasing behavior, demographic information, and the ways in which they engage with our community and platform.
In addition, our research and product development team brings both HPC product experience as well as digital channel know-how to our innovation road map. We believe the combination of our data along with our innovation capabilities allows us to consistently produce high-quality, efficacious products with speed to market.

Sustainability and Environmental Health and Safety
Grove’s corporate sustainability ethos and sustainable product offering are our primary differentiators. Our customers seek carefully created and curated products that align with their values around environmental health and safety. As part of that value proposition, we pride ourselves on our industry-leading sustainability work in areas relevant to our business: plastic, forests, and carbon.
Plastic
The HPC industry has been built on seemingly cheap and disposable single-use plastic packaging. As consumers awaken to the reality of the plastic pollution crisis, they are urgently and increasingly demanding new solutions.
Plastic Neutrality. Every order at Grove is 100% plastic neutral. For every ounce of plastic we sell, we recover this equal amount of ocean-bound plastic in partnership with rePurpose Global. Our plastic neutrality program recovers low-value plastic waste that is most likely to end up as pollution, helps scale local plastic waste management value chains, and empowers marginalized waste worker communities.
Beyond Plastic. Our industry has historically addressed the plastic pollution crisis by setting unrealistic goals about recycled plastic content that will be impossible to achieve given the realities of recycling infrastructure. Today, only about 5% of plastic is recycled. Beyond Plastic™ is our effort to engender bold action and spur our industry towards long-term, scalable solutions that do not rely on single-use plastic. While we recognize that some plastic in products and packaging is not entirely unavoidable given the absence of feasible alternatives, Beyond Plastic™ is our effort to recognize progress and continue to push ourselves and our broader industry forward.

Forests
Our industry is heavily dependent on natural fibers to produce paper products, a staple of home essentials. Without a robust commitment to sourcing new, regenerative materials or recycled fibers that do not rely on cutting down trees, our industry continues to put the health of our forests and protection of biodiversity at risk. Our aim is to conserve forests through our business, both by avoiding use of paper products that directly contribute to deforestation as well as by actively funding forest conservation, both directly and through our carbon offset programs.
Two Million Acres of Forest. In 2022, we reached our goal to plant 1 million trees. Every purchase of Grove Co. paper supported the Arbor Day Foundation’s reforesting efforts in the United States. Grove now partners with The Nature Conservancy to support Indigenous-led conservation across 2 million acres in the Tongass Rainforest of Southeast Alaska.

Tree-Free Paper. Grove’s line of tree-free paper products is made entirely from Forest Stewardship Council certified bamboo, a sustainable and fast-regenerating fiber. Not only do Grove’s paper products offer a high-quality alternative to traditional paper products that contribute to deforestation, but they support our goals around forest conservation.

Carbon
Our goal is to decouple the growth of our business from our carbon footprint through a focus on mitigation and supplier engagement. For our remaining emissions, we are committed to offset purchases, with a focus on nature-based projects which prioritize habitat protection, biodiversity and supporting local and indigenous communities. Since 2019, Grove has operated carbon neutral facilities and customer shipping. We’re committed to using our advocacy efforts and relationship with industry partners and suppliers to push for decarbonization, rather than using offsetting as a standalone strategy to reach our climate goals.
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
Our Omnichannel Distribution Strategy
We reach consumers through both DTC and retail channels. Our omnichannel approach enables us to reach more customers with differentiated offerings. Our channels are complementary to each other and learnings from each further enhance the entire Grove community.

DTC Platform
Our website enables consumers to view our entire product portfolio including Grove Brand and third-party products across a variety of categories. Through the website, we offer customers exclusive deals and offers, share newly launched products and display our wide array of seasonal bundles. We offer customers our flexible monthly subscribe-and-save shipment service to help them stay on top of their home care regimen, as well as non-subscription options to ship as needed. Customers can subscribe to individual products at appropriate cadences to make sure they never run out. Grove recently launched an updated first order experience for new customers by changing the consumer subscription experience, removing gated access and creating incentives for customers to opt into a program to subscribe to individual products for increased savings.
We leverage data to further enhance the customer experience by personalizing pages to better fit the customers shopping needs. Our DTC shoppers can reach out to our Grove Guides team for any questions pertaining to their orders. Customers can call, chat, text, or email our Grove Guides team to modify orders, ask about new products, request a refund, or learn more about our sustainability practices. All of our shipments are offset so they are carbon neutral and all plastic sold is offset through our partnerships with rePurpose Global.
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
Retail
We expanded into brick-and-mortar retail in April 2021, with the launch of a curated assortment of Grove Co. best sellers in cleaning, hand and dish categories at Target, in a nationwide partnership both in store and on Target.com, including endcap, category and mobile app activation. Our products are in all Target stores across the United States, in over 1,900 retail doors and we doubled our assortment in 2022. We also expanded our retail partners to include Amazon, CVS, Meijer, and Kroger with additional major national retailers expected to launch in 2024. Our products were sold in over 7,500 stores across these retail partnerships as of December 31, 2023. We believe our retail strategy will generate additional brand awareness, especially as consumer concerns about single-use plastic continue to rise.
Our Grove Brand products that are sold at retail outlets offer an attractive value proposition to our omnichannel retail partners. Our products offer low-risk, incremental revenue stemming from our DTC proof points and the benefit of association with our earth-friendly market positioning. Retailers understand the importance of offering consumers reduced waste options, and Grove’s assortment is a market leader. While the distribution of Grove Brand products through our omnichannel retail partners was not material to our financial results in 2021, 2022 or 2023, we expect retail expansion to be a significant driver of growth and revenue in future years.
Supply Chain and Operations
Freight
Our freight strategy focuses on inbound and outbound transportation. For inbound shipments, we utilize state-of-the-art transportation management systems that optimize time and costs. For outbound fulfillment parcel shipping, we partner with national as well as regional carriers. We utilize a rate-shop service to identify best pricing and time in transit for our delivery points. Freight costs represent a significant portion of our operating expenses.
Fulfillment
We have three fulfillment centers dedicated to our DTC platform, which are capable of reaching approximately 91% of our customers with two-day or faster shipping. We will close one fulfillment center location in the second quarter of 2024 upon which we expect to reach approximately 88% of customers with two-day or faster shipping. We fulfill orders for our retail partners through third-party logistics partnerships. We also regularly work to optimize and automate our operations to improve our margin profile while ensuring a seamless shopping experience for customers.
Supply Chain
We maintain a diversified global supply chain for sourcing our Grove products to help ensure product quality and integrity. All product suppliers and third party brands are required to sign Grove’s Code of Conduct in order to ensure honesty and integrity in all business practices throughout Grove’s supply chain. In addition, Grove’s social compliance program helps to ensure equitable, healthy and safe working conditions. Grove requires all our direct finished producers in a non-low-risk country (according to Amorfi) to be audited according to Amorfi’s BSCI Standard. We monitor for social compliance and continuous improvement in accordance with Amorfi’s BSCI Code of Conduct. We evaluate our producers on various areas, such as fair wages, decent working hours, occupational health and safety, and more.

Grove is also committed to taking meaningful action on climate, including advocating for policy change that enables decarbonization at scale and engaging with our suppliers on their direct emissions. Since 2020, Grove has measured its carbon emissions under the Greenhouse Gas Protocol, which is the world’s most widely used greenhouse gas accounting standard. Developing a full greenhouse gas emissions inventory by measuring Scope 1 (from sources we own directly), and Scopes 2 and 3 (from indirect sources) emissions helps Grove understand our full value chain emissions and focus our efforts on the greatest reduction opportunities. Grove also maintains carbon neutral customer shipping and facilities. We have pledged to reduce emissions in alignment with science based targets and to reduce our emissions in line with what the science tells us is needed to avoid the worst effects of climate change. We are also committed to source offsets from long-term, nature-based, community-led solutions.

Competition
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

We compete with producers of household and personal care products and e-commerce and traditional sales outlets. Some of our competitors are also our partners and we distribute their products. In addition, there is a risk that our emerging retail distribution partnerships will erode the success of our DTC e-commerce business. Some of our current and potential competitors have longer histories, larger fulfillment infrastructures, better established wholesale and retail distribution networks, faster shipping times, lower-cost shipping, lower operating costs, larger consumer bases, and greater control over inputs critical to our business such as financial, marketing, institutional and other resources, and larger consumer bases than we do. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, and devote more resources to research and development, technology, infrastructure, fulfillment, and marketing and develop products or services that are similar to ours or that achieve greater market acceptance. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us.
We strive to make our workplace, our products, and our services more equitable and inclusive. We believe an inclusive culture contributes to Grove’s success.
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
As of December 31, 2023, we had approximately 408 full-time employees, as well 152 part-time and temporary employees. Approximately 68% of our total employee population is located in our fulfillment centers.
Diversity, Equity and Inclusion
We believe that a more inclusive and equitable HPC industry starts with a strong commitment within our workplace, as well as on our virtual shelves. We have been focused on building a team where employees and customers are seen, heard and feel valued. We uphold our diversity, equity and inclusion values by engaging our employees and leaders in trainings that promote critical thinking, inspire grassroots action, and invoke conversations that open us up to diversity of thought. This foundational framework is critical for us in our journey to help our employees, customers and communities thrive.

Facilities
Our corporate headquarters is located in San Francisco, California, and we have used this facility for engineering, finance, marketing, human resources, legal, information technology and security, physical product development, research and science, supply chain, and other administrative functions. Our workforce outside of our fulfillment centers generally works remotely, and we have right-sized our headquarters office footprint accordingly.
We lease three fulfillment center locations in Reno, Nevada; St. Peters, Missouri; and Elizabethtown, Pennsylvania, which we use for inbound and receiving, packing and shipping, transportation, operations technology, warehouse IT, operations management, and human resources. We have evaluated our fulfillment center ecosystem and made the decision to close our Missouri location in the second quarter of 2024 to optimize for cost and operational efficiencies.
Trademarks and Other Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology. Our principal trademark assets include the trademarks “Grove,” “Grove Co.,” and “Grove Collaborative,” which are registered or pending registration in the U.S. and targeted foreign jurisdictions, as well as our logos, taglines and multiple product brand names. We have applied to register or registered many of our trademarks in the U.S. and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.
Worldwide, we have 18 issued patents and 8 patent applications pending. Our issued patents will begin expiring in March 2034. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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
Government Regulation
The vitamins/dietary supplements, foods, over-the-counter drugs, cosmetic products and medical device products we sell under our own brands and from third-party brands are subject to regulation by the Food and Drug Administration (the “FDA”). Substantially all of our products are subject to regulation by one or more of the following: the Consumer Product Safety Commission (the “CPSC”), the EPA, the Federal Trade Commission (the “FTC”), as well as various other federal, state, and local regulatory authorities. The applicable laws and regulations principally relate to the ingredients or components, proper labeling, advertising, packaging, marketing, manufacturing, warehousing, registration, safety, shipment and disposal of our products.
Under the Federal Food, Drug and Cosmetic Act (the “FDCA”), cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify, promote attractiveness or alter its appearance, with the exception of soap. The labeling of cosmetic products is also subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA and state regulations. Cosmetics are not subject to pre-market approval by the FDA, however certain ingredients, such as color additives, must be pre-authorized. If the safety of the products or ingredients has not been adequately substantiated, a specific warning label is required. Other warnings may also be mandated pursuant to FDA and certain regulations. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false nor misleading labeling and that they are not manufactured under unsanitary conditions. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, we may be required by a regulatory authority or we may independently decide to conduct a recall or market withdrawal of our product or to make changes to our manufacturing processes or product formulations or labels.
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
We are also subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. In particular, we are subject to federal, state, and local laws regarding privacy and protection of people’s data. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the U.S. Federal and state laws in the U.S. and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. The California Consumer Privacy Act (“CCPA”) requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. The CCPA was recently amended by the California Privacy Rights Act (“CPRA”), and several states have also enacted or approved policy legislation imposing additional data protection obligations on companies doing business in those states, resulting in further complexity. These laws, among other things, give state residents the ability to limit the use of their sensitive information, introduce increased consent and restriction requirements for the processing of personal data of minors, provide for penalties for violations, and establish state enforcement powers (such as those vested in the California Privacy Protection Agency) to implement and enforce these new laws. There are also a number of legislative proposals pending before the U.S. Congress, additional state legislative bodies and foreign governments concerning privacy and data protection which could affect us. Some observers have noted the growing trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, liquidity and results of operations and our future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Summary of Risk Factors

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

Risks Related to Our Business

•We rely on consumer discretionary spending, which may be adversely affected by macroeconomic conditions or trends.
•Advertising inaccuracies or product mislabeling may have an adverse effect on our business.
•Our revenue has declined for two consecutive years. If we are unable to achieve profitable growth in the future, our business could be adversely affected.
•Our quarterly operating results fluctuate, which could cause our stock price to decline.
•We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could adversely impact us.
•Success of our retail and product innovation strategies depends on a variety of factors.
•We may not be able to compete successfully
•If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.
•Our reduction in spending to achieve profitability may adversely affect us.
•Our brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our products.
•Failure to introduce new products that meet the expectations of our customers may adversely affect us.
•Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business.
•We may become subject to product liability claims, which could materially harm our business and liquidity.
•We are subject to a number of other laws and regulations, which could impact our business.
•We may experience damage or destruction to our distribution centers, which may harm our business.
•We are dependent on our management team, and the loss of one or more key employees or groups could harm our business.
•Labor-related matters, including labor disputes, may adversely affect our operations.
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
•Risks associated with the outsourcing of our fulfillment process and other technology-related functions could materially and adversely affect our business.
•We are seeking to expand the offering of our own branded products in retail stores and our inability to secure, maintain and increase our presence in retail stores could adversely impact our revenue.

•We may be unable to adequately obtain, maintain, protect, defend and enforce our intellectual property rights.
•Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights.
•We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business.
•If we (or our vendors) are unable to protect against or adequately respond to mitigate the impacts of a service interruption, data corruption, or cybersecurity attack, our operations could be disrupted, our reputation may be harmed and we could face significant costs to remediate the incident and defend against claims by business partners, customers, or regulators.
•The failure by us or our vendors to comply with applicable privacy and data protection laws, regulations or industry standards could have an adverse effect on our business.
•Changes in existing laws or regulations or related official guidance, or the adoption of new laws or regulations or guidance, may adversely affect our business.
•Failure by our network of retail and ecommerce partners, suppliers or manufacturers to comply with laws and regulations, or with the specifications and requirements of our products, may adversely affect our business.
•Our status as a public benefit corporation and a Certified B Corporation may not result in anticipated benefits.
•As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.
•As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests.
•We and our directors and executive officers may be subject to litigation.

Risks Relating to Ownership of Our Securities

•The price of our Class A Common Stock may be volatile.
•Warrants are or may become exercisable for shares of our common stock which could result in dilution to our stockholders.
•Warrants may never be in the money, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder.
•Our dual-class structure may impact the stock price of our Class A Common Stock.
•We may incur debt or assume contingent or other liabilities or dilute our stockholders.
•The NYSE may delist our securities from trading on its exchange.
•Because there are no current plans to pay cash dividends on our Class A Common Stock , holders of our Class A Common Stock may not receive any return on investment.
•The Series A Preferred Stock contains covenants that may limit our business flexibility.
•Holders of the Series A Preferred Stock may convert their securities into Class A Common Stock.
•If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our reported financial information and this may lead to a decline in our stock price.
•Delaware law and our governing documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
•Our Charter designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders.

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

Many products that we sell are labeled and advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits, including, by way of example, the use of the term “natural”, “organic”, “clean”, or “sustainable”, or similar synonyms or implied statements relating to such benefits. Grove’s brand as a whole is marketed using similar environmental language. The Federal Trade Commission’s (FTC) Guides For The Use Of Environmental Marketing Claims, or the “Green Guides,” provide guidance on how to use environmental marketing claims, provide specific guidance for certain terms (e.g. “recyclable”), and recommend against using unqualified statements about environmental benefits such as “eco-friendly”. Although the FDA and the USDA each have issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” for use in the consumer and personal care industry. This is also true for many other claims common in the clean conscious product industry.

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

After a number of years of rapid growth, since the beginning of 2022 we have seen substantial declines in our revenues and business operations, particularly as we have shifted our operating strategy to achieve profitability. If we are unable to achieve profitable growth in the future, our business prospects could be adversely affected and our stock price could be adversely affected.

From our launch in 2012 through 2021, we experienced rapid growth in our revenues and expansion of our business operations. Beginning in 2022, we saw two years of sequential declines in revenues. In response to these business declines and in an effort to stabilize our business, we have undertaken a series of measures to cut our operating expenses and achieve adjusted EBITDA profitability, which we did for the first time in the third and fourth quarters of 2023. These changes in our business model have placed significant demands on our management, financial, operational, technological and other resources. Our ability to achieve profitable growth in the future depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; expand distribution to new retail partners; continue to innovate and introduce new products; maintain and improve our technology platform supporting our e-commerce business; expand our supplier and fulfillment capacities; drive operational efficiency; and maintain quality control over our product offerings. These challenges have been compounded by recent trends in the macroeconomic environment, with increased inflationary pressure on consumer spending, increased interest rates and reduced access to capital constraining liquidity, all of which may cause us to reduce spending in areas that historically drive growth and which could materially adversely affect our business.

Any investments that we make may not result in the growth of our business. Even if our investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth which we may experience in any new category or from international expansion. We are also required to manage numerous relationships with vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected. If we are unable to successfully navigate these challenges to re-igniting growth and maintaining profitability over the longer term, our business prospects will be materially and adversely affected.

Our quarterly operating results fluctuate, which could cause our stock price to decline.

Our quarterly operating results fluctuate for a variety of reasons, many of which are beyond our control. Our revenue has fluctuated for a variety of reasons, including the seasonality of market transactions; our success in attracting new and maintaining relationships with existing retail and ecommerce partners; our success in executing on our strategy and the impact of any changes in our strategy; the timing and success of product launches, including new products that we may introduce; the success of our marketing efforts; general market conditions; disruptions or defects in our technology platform, such as privacy or data security breaches, errors in our software or other incidents that impact the availability, reliability, or performance of our platform; the impact of competitive developments and our response to those developments; supply chain issues; and our ability to recruit and retain employees. Historically, we have realized a higher portion of our net revenues in the first quarter when customers are focused on improving their lifestyle and quality of living, which we believe makes our products and marketing messages particularly appealing, and a lower portion of our net revenues in the fourth quarter when many customers are focused on holiday shopping. In addition, our operating expenses fluctuate from period to period, in part in anticipation of their seasonality.

Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause other problems, including, for example, analysts or investors changing their models for valuing our common stock. We could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

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

We have incurred significant losses since our inception. For the years ended December 31, 2023, 2022 and 2021 we incurred net losses of $43.2 million, $87.7 million and $135.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $621.1 million.

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

We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, or reduce our investments in advertising and other strategic initiatives planned for future growth.

We expect to continue to incur significant expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months. However, our operating plan may change as a result of many factors, and we may need or decide to seek additional funds sooner than planned.

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the Equity Purchase Agreement may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Equity Purchase Agreement will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Equity Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of February 29, 2024, under the terms of the Equity Purchase Agreement we would be able to raise gross proceeds of approximately $11.9 million. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Equity Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Equity Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Equity Purchase Agreement. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

We compete with producers of household and personal care products and e-commerce and traditional sales outlets for these products. Some of our competitors are also our partners and we distribute their products. In addition, there is a risk that our emerging retail distribution partnerships will erode the success of our DTC e-commerce business. Some of our current and potential competitors have longer histories, larger fulfillment infrastructures, better established wholesale and retail distribution networks, faster shipping times, lower-cost shipping, lower operating costs, larger consumer bases, and greater control over inputs critical to our business such as financial, marketing, institutional and other resources, and larger consumer bases than we do. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, and devote more resources to research and development, technology, infrastructure, fulfillment, and marketing and develop products or services that are similar to ours or that achieve greater market acceptance. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. Our business is subject to rapid change, the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Competition may adversely affect our business, operating results and financial condition.

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

We are committed to making meaningful gains throughout our business practices as it relates to sustainability. In the current landscape of diminishing resources amidst dramatically increasing demand for these resources, it is critical we adopt more sustainable business practices through product innovation and sustainable sourcing. To succeed, we are dependent on the efforts of partners and various certification bodies. Our failure to continuously adopt leading sustainable business practices could limit business growth and profit potential, and damage our corporate reputation.

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

Changes to our DTC business designed to attract new customers and retain existing customers, including, but not limited to expanded shopping personalization, non-subscription options, and user generated and editorial content may not perform as well as our historical DTC platform which could negatively impact our results of operations. We recently updated our e-commerce experience. Our initial implementation of these changes resulted in lower first order conversion rates in 2023, which contributed to a reduction in our marketing spend. We made changes to our first order experience in and plan to continue to do so that we expect to increase our total addressable customer base, improve first order conversion, and reintroduce dormant customers to the our platform. The changes involve the removal of gated access and default subscriptions and the creation of incentives for customers to opt into a program where they can subscribe to our service to save on their purchases of individual products. The changes also involve our offering discounts for repeat orders and free gifts to incentivize basket building. The changes may not be successful in offsetting the reduction in conversion rate that we experienced or may not be successful for other reasons. If they are not successful our business, operating results and financial condition will be harmed.

Other factors may reduce our ability to acquire, maintain and further engage with customers, including the effectiveness of our marketing efforts and other expenditures we make to continue to acquire new customers and maintain and increase engagement with existing customers; system updates to app stores and advertising platforms; changes in search algorithms by search engines; the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites; and changes in consumer behavior.

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

Our reduction of this spending to achieve profitability may adversely affect our brand awareness. Maintaining consumer awareness of our brand, building brand loyalty and generating interest in our products requires substantial spending on advertising and marketing.

To remain competitive, expand and keep market share for our products across our various channels, we need to expend substantial resources on marketing and advertising. Our reduction in advertising and promotional expenditures to achieve profitability and such operating expenses in recent years may harm our brand’s market position. We are engaging with more traditional media, such as television and web-based streaming service in efforts to improve efficiency of our marketing spend, but these efforts may not prove successful. Any increase in our marketing and advertising efforts may not maintain our current reputation, lead to increased brand awareness, or attract new customers. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.

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

Some of the products we sell or manufacture expose us to product liability claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our services also expose us to product liability claims. We maintain liability insurance; however, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

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

Our business of selling dietary supplements and human and pet foods are subject to laws and regulations that govern the warehousing of such products. Complying with these laws and regulations increases the cost of our selling these products. If we are not able to maintain an acceptable cost or if we are found not to be in compliance with these laws and regulations, our business, operating results, and financial condition may be harmed.

We have pursued and may in the future pursue acquisitions to expand our business, and if any of those acquisitions are unsuccessful, our business may be harmed.

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

Our distribution centers, as well as our headquarters, are located in areas that have a history of natural disasters, including severe weather events, rendering our distribution centers vulnerable to damage. Any large-scale damage, to or catastrophic loss of products stored in our distribution centers due to natural disasters or man-made disasters such as arson, theft, power disruptions, computer viruses, data security breaches or terrorism, could result in the reduction in value of our inventory and a significant disruption in our business. Further, natural disasters such as earthquakes, hurricanes, tornadoes, fires, floods and other adverse weather and climate conditions; unforeseen health crises, such as pandemics and epidemics, political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, could disrupt our operations in any of our offices, our remote workforce and distribution centers. Such events may in the future slow or temporarily halt our operations and harm our business, results of operations and financial condition.

We are dependent on our management team, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, our former Chief Executive Officer became executive chairman of the Company and we hired a new Chief Executive Officer. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with any of our executive officers or key management personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

We purchase significant amounts of product from a limited number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our demand or continue to supply current quantities at preferential prices. In the past, we have experienced supply shortages of certain goods that have resulted in lost sales. We generally do not maintain long-term supply contracts with any of our suppliers and any of our suppliers could discontinue selling to us at any time. An inability of our existing suppliers to provide materials in a timely or cost-effective manner could impair our growth and have an adverse effect on our business, financial condition, results of operations and prospects.

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

We utilize cloud services from third-party data center facilities operated by Amazon Web Services, or AWS. Any damage to, failure of or interference with our cloud service that is hosted by us, AWS or by third-party providers we may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our customers’ data, including personal information. Impairment of, or interruptions in, our cloud services may subject us to claims and litigation and adversely affect our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our data centers could impede our ability to scale, onboard new customers or expand the usage of existing customers, which could adversely affect our business, financial condition and results of operations. While we have some disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy measures may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

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

We operate warehouse fulfillment centers located in Reno, Nevada, Elizabethtown, Pennsylvania, and St. Peters, Missouri and contract with a third party for the fulfillment of our products distributed to our retail partners. We have made the decision to close our Missouri location in the second quarter of 2024 to optimize for cost and operational efficiencies. If we do not successfully optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers.

We have designed and established our own fulfillment center infrastructure, including customizing inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. In connection with our decision to close one of our fulfillment facilities, we will need to move fulfillment capacity to our other fulfillment centers. We could face difficulty in such a transition and it could result in shipping delays, an increase in our shipping costs or other adverse circumstances, which could harm our business, financial condition and results of operations.

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

We have outsourced portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories. We are dependent on third-party vendors for credit card processing and use third-party hosting and networking providers to host our sites. We also contract with a third-party fulfillment provider for the distribution of our products to our retail partners. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to be performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our retail and ecommerce partners, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

We are subject to risks related to online payment methods, including third-party payment processing-related risks.

We currently accept payments using a variety of methods, including credit card, debit card, and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. We also rely on third parties to provide payment processing services, and for certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and affect our ability to achieve or maintain profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI-DSS, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may be subject to lawsuits, have to pay onerous and significant fines, penalties and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, any of which could materially impact our operations and financial performance.

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

We are seeking to expand our offering of our own branded products in retail stores and platforms and our inability to secure, maintain and increase our presence in retail stores could adversely impact our revenue.

Our omnichannel strategy includes selling our products through third-party ecommerce and retail partners (including their websites). Our retail operations were established in 2021 and include sales to retail stores and their related websites. Our future growth in initiatives depend in part on our continuing development of strong relationships with major retail chains. Despite our expansion into additional retailers, Target remains our largest retail partner, and our experience operating through the retail channel is limited. Factors that could affect our ability to maintain or expand our sales and our current or any future retail distribution partners include: failure to accurately identify the needs of our customers; a lack of customer acceptance of new products or product expansions; unwillingness of our retail distribution partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; failure to obtain floor space from retail distribution partners, new, well-received product introductions by competitors; damage to our relationships with our retail distribution partners due to brand or reputational harm; delays or defaults on our retail distribution partners’ payment obligations to us; and store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises.

The loss of our relationship with Target or other current or future large retail partners could have a significant impact on our revenue growth. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. We may not be successful in developing those relationships. Consequently, growth opportunities through our retail operations may be limited and our revenue, business, financial condition, results of operations and prospects could be adversely affected if we are unable to successfully establish relationships with other retailers in new or current markets. To date, our retail sales have not comprised a significant percentage of our total revenue.

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

Worldwide, we have 18 issued patents and 8 patent applications pending. We cannot offer any assurances about which, if any, patents will issue from our applications, the breadth of any such patents, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products. Furthermore, a derivation proceeding can be provoked by a third party, or instituted by the U.S. Patent and Trademark Office (USPTO), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

If we move into new markets and expand our products or services offerings, incumbent participants in such markets may assert their intellectual property and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, our agreements with some of our customers, suppliers or other entities with whom we do business requires us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. As a result, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.

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

Our agreements may include indemnification provisions under which we agree to indemnify or otherwise be liable for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights or other liabilities relating to or arising from our products, our acts or omissions under such agreements or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. As we continue to grow, the possibility of infringement claims and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or our customers, we will incur significant legal expenses and may have to pay damages, settlement fees, license fees or stop using products or technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, financial condition and results of operations.

We attempt to contractually limit our liability with respect to indemnity obligations; however, we are not always successful and we may still incur substantial liability related to them. We may be required to cease use of certain functions of our platform or cease selling certain products as a result of any such claims. Any dispute with a customer or other third party with respect to such indemnification obligations could have adverse effects on our relationship with such customer or other third party and other existing or current and prospective customers, subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, reduce demand for our products and adversely affect our brand, reputation, business, financial conditions and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

We must successfully maintain, scale and upgrade our information technology systems, and our failure to do so could have an adverse effect on our business, financial condition, results of operations and prospects.

We continue to invest in and implement upgrades to our systems and procedures, including building new policies, procedures, training programs and monitoring tools. There are inherent costs and risks associated with replacing and changing these systems, including potential disruptions in our business operations, and additional operating or capital costs that could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, since the onset of the COVID-19 pandemic, our personnel are often working remotely and relying on their own equipment, which may pose additional data security risks to networks, systems and data. Any material disruption of our networks, systems or data processing activities, or those of our third-party service providers, could disrupt our ability to undertake, and cause a material adverse impact to our business, reputation and financial condition. If our information technology networks and systems or data processing (or those of our third-party service providers) suffers damage, security breaches, vulnerabilities, disruption or shutdown (including, for example, cyberattacks or other attacks on global networking infrastructure carried out by Russia following its invasion of Ukraine in February 2022), and we do not effectively resolve the issues in a timely manner, we could experience a material adverse impact to our business, reputation and financial condition. Our DTC and ecommerce operations are critical to our business and our financial performance. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and DTC operations, any material disruption of our networks, systems or data processing activities related to our websites and DTC operations could reduce DTC sales and financial performance, damage our brand’s reputation and materially adversely impact our business.

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

In the United States, our obligations include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (the “CCPA”) and other state and federal laws relating to privacy and data security. The CCPA, requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Therefore, the CCPA may increase our compliance costs and potential liability.

In addition, the CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. The effects of this legislation are potentially far-reaching and may impact our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations and prospects.

Other jurisdictions in the United States have already passed or are considering laws similar to the CCPA, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA, which became effective on January 1, 2023, has required and will require us to incur additional costs and expenses in an effort to comply with it. Colorado also has a similar law, the Colorado Privacy Act (the “CPA”), which became effective on July 1, 2023. Many other states are currently considering proposed comprehensive data privacy legislation and all 50 states have passed at least some form of data privacy legislation (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches). At the federal level, the United States Congress is also considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

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

The regulatory environment in which we operate has changed in the past and could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Similarly, in 2012, the FTC announced revisions to its Green Guides discussed above, which assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The Green Guides revisions introduced new and proscriptive guidance regarding advertisers’ use of product certifications and seals of approval, “recyclable” claims, “renewable materials” claims, “carbon offset” claims and other environmental benefit claims. In October 2021, California passed a new environmental marketing law banning recyclability claims unless a product and/or its packaging meets specifically enumerated benchmarks focused on the practical realities of the recycling process; the benchmarks, which have not yet been enumerated, may be more stringent than those currently imposed by the FTC’s Green Guides. In 2022, the FTC issued the “Health Products Compliance Guide” which provides guidance from FTC on how companies can ensure that claims about the benefits and safety of health-related products are truthful, not misleading, and supported by science. In particular, the FTC Guide sets out the FTC’s expectations regarding the substantiation of health-related claims, including that claim substantiation will require randomized, controlled human clinical testing. California has enacted a law and the FTC has proposed regulations pertaining to the disclosure of all components of the cost of products to consumers, including mandatory fees and charges other than taxes and fees imposed by a government and reasonably and actually incurred postage or shipping charges. We anticipate that additional states will enact similar laws. We charge amounts that are subject to the disclosure requirements of the California law and FTC proposed regulation. As a result, we anticipate that we will change the manner in which we disclose fees and costs to consumers and may determine to stop charging certain fees and/or costs, increase prices as a result or make other changes. These actions and changes may negatively impact consumer shopping behavior on our website or our operating results, which could adversely impact our business and financial results.

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

We strive to adapt our marketing efforts to evolving legal and regulatory requirements and related guidance; however, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subjected to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in laws, regulations, and related official agency guidance, such as the Endorsement Guides, Green Guides, and Health Products Compliance Guide (or state automatic renewal laws, discussed above), could also introduce new restrictions that impair our ability to market our products effectively and place us at a competitive disadvantage with competitors who, for example, depend less than we do on environmental marketing claims and social media influencer relationships.

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

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. In balancing these interests, our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example, we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including customers, suppliers, employees and local communities, even though the changes may be costly; we may be influenced to pursue programs and services to demonstrate our commitment to the communities we serve even though there is no immediate return to our stockholders; or in responding to a possible proposal to acquire the Company, our board of directors may be influenced by the interests of our stakeholders, including suppliers, crew members and local communities, whose interests may be different from the interests of our stockholders.

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

In the ordinary course of business, we may face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding labor and employment, wage and hour, consumer protection, commercial, antitrust, alleged securities law violations or other investor claims, claims that our employees or independent contractors have wrongfully disclosed or we have wrongfully used proprietary information of our employees’ or independent contractors’ former employers and other matters, data privacy, security, consumer protection, and intellectual property infringement, acquisitions, or business practices. The number and significance of these potential claims and disputes may increase. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation.

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

The value of our securities, including our Class A Common Stock and our warrants, may fluctuate due to a variety of factors, including:

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

Outstanding Public Warrants and Private Placement Warrants to purchase an aggregate of 2,800,146 shares of our Class A Common Stock may become exercisable in accordance with the terms of the warrant agreement governing those securities with an exercise price of $57.50 per share. However, there is no guarantee that the Public Warrants or the Private Placement Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants and the Private Placement Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment.”

Outstanding warrants to purchase an aggregate of 113,776 shares of Class B Common Stock may become exercisable in accordance with the terms of the warrant agreements governing those securities, the forms of which have been filed as Exhibit 4.5 through Exhibit 4.12 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The exercise prices of the Legacy Grove Warrants are set forth in such warrant agreements, as subsequently adjusted pursuant to the Business Combination.

Outstanding Backstop Warrants to purchase an aggregate of 775,005 shares of our Class A Common Stock are exercisable in accordance with the terms of the Backstop Subscription Agreement governing those securities with an exercise price of $0.05 per share.

We entered into a subscription agreement (the “Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) and issued Volition a warrant to purchase 1,579,778 shares of our Class A Common Stock at an exercise price of $6.33 (the “Volition Warrants”) and a warrant to purchase 20,905 shares of our Class A Common Stock at an exercise price of $0.01 per share (the “Volition Penny Warrants”). All of the Volition Warrants and Volition Penny Warrants are outstanding and exercisable in accordance with the warrant agreements governing those securities.

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

The Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited; however, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period, or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to holders of the Public Warrants, thereby making the Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $90.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force holders of Public Warrants to: (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so; (ii) sell the Public Warrants at the then-current market price when the holder of such Public Warrant might otherwise wish to hold their Public Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of such Public Warrants.

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

Our taking advantage of certain exemptions from disclosure requirements available to “emerging growth companies” under the Securities Act of 1993, as amended, could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2023, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 4,642,495. The Compensation Committee of the Board may

determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. On December 14, 2022, we received notice from the NYSE that the average per share trading price of our common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we had a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. While we regained compliance, we may fall out of compliance in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	the triggering of an Event of Default as defined debt facilities that we are a party to.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Class A Common Stock is listed on the NYSE, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, holders of our Class A Common Stock may not receive any return on investment unless such holders sell their Class A Common Stock for a price greater than that which such holder paid for it.

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

The Series A Preferred Stock contains rights, preferences and privileges that may limit our business flexibility or reduce the value of our Class A Common Stock.

In connection with any sale or liquidation of Grove, holders of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) are entitled to receive the greater of (i) an aggregate of $10 million plus declared but unpaid dividends, if any, and (ii) the amount they would have received had the converted their Series A Preferred Stock into Class A Common Stock prior and in preference to any distributions to holders of Class A Common Stock, which may limit the value of you stock in any such transaction. In addition, for so long as at least 50% of the shares of Series A Preferred Stock remain outstanding, we may not, without first obtaining the approval of the holders of at least a majority of the Series A Preferred Stock take certain actions including amending our certificate of incorporation or bylaws in a manner that adversely affects the Series A Preferred Stock, increasing or decreasing the authorized number of shares of Series A Preferred Stock or issuing stock that sis senior to the Series A Preferred Stock, which may limit our flexibility to raise additional equity capital or take other corporate actions. There is no guarantee that the holders of Series A Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in value of our Class A Common Stock. In addition, the Series A Preferred Stock are convertible into our Class A common stock at the option of the holders thereof. Accordingly, any conversion of convertible preferred stock would dilute the ownership of our holders of our Class A Common Stock. The potential dilutive effect of the conversion of shares of Series A Preferred Stock may also adversely affect our ability to obtain additional financing on favorable terms or at all.

Covenants and other provisions in our loan agreements restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under our loan agreements.

We are a party to (i) the Structural Debt Facility and (ii) that certain Loan and Security Agreement, dated as of March 10, 2023, with, inter alia, Siena Lending Group LLC (as amended or modified from time to time, the “Siena Revolver”, and together with the Structural Debt Facility, collectively, the “Loan Agreements”). Under the Loan Agreements, Grove is subject to various representations and warranties, covenants and events of default. Material misrepresentations of representations and warranties, the breach of certain covenants and the occurrence of other stated events result in an immediate event of default, which give the lenders party to the Loan Agreements the right to take certain remedial measures with respect to Grove and the collateral pledged pursuant to the Loan Agreements, which would harm our business, financial condition and results of operations. The pledge of these assets and other restrictions imposed in the Loan Agreements may limit our ability to incur additional indebtedness or impair our ability to sell or dispose of assets to raise capital, which could have an adverse effect on our financial flexibility.

If there are outstanding obligations relating to the Structural Debt Facility on July 21, 2025, we have agreed to issue to the third-party lenders and certain of their affiliates the aggregate number of shares of our Class A Common Stock equal to $9,900,000, divided by the lower of (i) $10.00 and (ii) the volume weighted average price of our Class A Common Stock for the sixty trading days prior to such date as further described in the related issuance agreements of our Class A Common Stock. If we are unable to refinance this debt on acceptable terms, or at all, prior to that date, it would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Our principal payments on the Structural Debt Facility also begin on July 1, 2025. If we are unable to refinance this debt on acceptable terms, or at all, prior to that date, or are unable to generate sufficient cash flow to pay our debt service after that date, our financial condition may be materially and adversely affected.

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

We will face significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a publicly-traded company, we now face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 or the Sarbanes-Oxley Act, including the requirements of Section 404, to the extent applicable to us, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements may increase costs and make certain activities more time consuming. It may also be more expensive to obtain director and officer liability insurance.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our reported financial information and this may lead to a decline in our stock price.

We have in the past identified material weaknesses and significant deficiencies in our internal controls. All previously identified material weaknesses have been remediated, however, our discovery of additional material weaknesses or significant deficiencies in our internal control over financial reporting could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.

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

•
the requirement that a special meeting of stockholders may only be called by a majority of the entire Board, the Chairman of the Board, our Chief Executive Officer or when requested in writing by the holders of not less than 20% of all votes entitled to be cast at the meeting, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We invest in cybersecurity to protect intellectual property, customer data, manage reputational risk, and maintain business continuity across our devices, applications, and corporate networks. We strive to ensure ongoing compliance with the requirements under relevant standards including the Payment Card Industry Data Security Standards and relevant data privacy and protection laws and regulations. Additionally, our teams reference the standards, guidelines, and practices from the NIST Cybersecurity Framework (CSF) to align our cybersecurity program and risk management practices.

The foundation of our cybersecurity framework is based on written policies that govern different cybersecurity process areas. Risks are identified through various processes that employees perform through their daily operations and are mitigated, managed and/or governed through these established processes.

Identifying and assessing cybersecurity risk is part of our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a combination of third party assessments, IT security, governance, risk and compliance reviews, external audits and assessments, penetration tests, vulnerability scans, and recurring review from our internal cybersecurity working group. We respond to cybersecurity incidents and address identified cybersecurity risks through our internal cybersecurity working group and report any material findings and incidents to the audit committee of our board of directors.

The cybersecurity incident response process is governed by our incident response plan and overseen by leaders from our IT security and legal teams.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.

We also conduct tabletop exercises annually, to simulate responses to cybersecurity incidents and ensure accuracy and continuous improvement of the incident response plan. Our team of cybersecurity professionals then collaborate with other stakeholders across our organization to further analyze the risk to the Company and form detection, mitigation and remediation strategies.

We are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents.

Leveraging our cybersecurity risk management processes, cybersecurity risk factors were identified, which are inherent to our business and industry. The risk factors discussed in this section should be considered together with information included elsewhere in this Annual Report on Form 10-K and should not be considered the only risks to which we are exposed. Additionally, mitigation of these risk factors is tracked by management as part of our cybersecurity maturity roadmap.

•Disruptions in the Company’s supply chain could result in an adverse impact on results of operations.
•Network compromise or equipment sabotage could impact the operations of the fulfillment center sites which could impact the revenue.
•Cybersecurity incidents, including breaches of confidential information, sensitive data, personal information, or intellectual property could damage the company’s reputation, disrupt operations, increase costs, and impact revenues.

As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable regulatory requirements and industry standards.

Our cybersecurity risk management program evaluates the risk associated when selecting third-party service providers. In addition to new vendor onboarding, critical vendors are reviewed annually to ensure understanding of their cybersecurity posture, and their responsibility in protecting our asset appropriately.

As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information, see Part I, Item 1A, Risk Factors-Risks Related to Our Business.
Cybersecurity Governance

Cybersecurity is an area of focus for our board of directors, audit committee, and management. As part of our board of directors’ overall responsibility for oversight of management’s general risk identification and management activities, our the audit committee of our board of directors is responsible for the oversight of risks from cybersecurity threats. Members of the audit committee review and discuss with management and our auditors quarterly the Company’s cybersecurity risks and the steps that management has taken to protect against threats to the Company’s information systems and security and review risk and mitigation steps taken by management related to data privacy.

Our cybersecurity risk management and strategy processes are overseen by leaders from our IT Security, external advisors, and legal teams. These individuals are informed about, and monitor the identification, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above.
Item 2. Properties
All of our physical properties are located within the United States. Our corporate headquarters are in San Francisco, California where we leased approximately 38,800 square feet of office space. In March 2024, we terminated the old lease and entered into a new lease reducing the amount of office space we lease in the same building to approximately 7,800 rentable square feet. That lease will expire on May 31, 2027.
We lease three fulfillment centers in Pennsylvania, Nevada and Missouri. We plan to close our Missouri location in the second quarter of 2024 to optimize for cost and operational efficiencies. The remaining leases represent approximately a combined 518,000 square feet of space. We believe our current properties are more than sufficient for our needs.
Item 3. Legal Proceedings
We have become, and may in the future become, subject to various legal claims, charges and litigation matters. If we are found to have violated laws, rules or regulations we could be subject to various fines, penalties and/or damages awards and our business, operating condition and financial results could be harmed. In addition, as a part of litigation, we may be enjoined from certain business practices we have conducted historically, which could harm our business, operating results and financial condition.
As noted in “Item 1A Risk Factors,” the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices, and the Federal Trade Commission is currently investigating our billing and automatic renewal practices. As of the date of this filing, no legal proceeding has commenced regarding these investigations.
Item 4. Mine Safety Disclosures
None

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock are currently listed on the NYSE under the ticker symbol “GROV”. There is no public trading market for our Class B common stock. The Company’s public warrants trade on an over-the-counter exchange.

Holders of Record
As of December 31, 2023, there were 366 and 335 stockholders of record of our Class A Common Stock and Class B common stock, respectively. The actual number of holders of our Class A and Class B common stock may be greater than the number of record holders, and may include stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized For Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for the required information.
Recent Sales of Unregistered Securities
Our unregistered sales of equity securities during the year ended December 31, 2023 were previously included in our Current Report on Form 8-K filed on August 14, 2023.

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
A discussion regarding our financial condition and results of operation for fiscal 2023, compared to fiscal 2022, is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022, compared to fiscal 2021, can be found under Item 7 in our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on March 16, 2023, which is available on the SEC’s website at www.sec.gov and on the SEC Filings section of the Investor Relations section of our website at: https://investors.grove.co/.
Overview
Grove is a sustainability-oriented consumer products company. We use our connection with consumers to create and curate authentic, disruptive brands and products. We build natural products that perform as well as or better than many leading CPG brands (both conventional and natural), while being healthier for consumers and the planet.
Our omnichannel distribution strategy enables us to reach consumers where they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and partner with other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We expanded into brick-and-mortar retail in April 2021 with the launch of a curated assortment of Grove Co. best sellers in cleaning, hand and dish categories at Target and have since established additional retail partnerships with Amazon, CVS, Meijer, and Kroger. Our products were sold in over 7,500 stores across these retail partnerships as of December 31, 2023. We believe our retail strategy will generate additional brand awareness, especially as consumer concerns about single-use plastic continue to rise.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good, which is supported by our flywheel: as we have grown, our product development capabilities and data have improved. Over the long term, we believe that improved innovation grows both topline and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $621.1 million as of December 31, 2023. Beginning in the second half of 2022, we began to substantially reduce our operating expenses across the business in support of our drive toward profitability. These expense reductions, particularly in advertising, have resulted in a substantial decline in our revenue. While we have made significant progress, we anticipate that we may continue to incur losses in the future unless and until we can grow our revenue to exceed our operating expenses. Refer to Liquidity, Capital Resources and Requirements below for more information.
Business Combination

On June 16, 2022 (the “Closing Date”), we became a publicly traded company as a result of the consummation of our merger with Virgin Group Acquisition Corp. II, a Cayman-domiciled blank check company (“VGAC” II”), which we refer to herein as the “Business Combination”.
On December 7, 2021, concurrently with the execution of the Merger Agreement, VGAC II entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 1,741,500 shares of Class A Common Stock at $10.00 per share for aggregate gross proceeds of $87,075,000 (the “PIPE

Investment”). 1,721,500 shares of Class A Common Stock have been issued for aggregate proceeds of $86,075,000, which consummated concurrently with the closing of the Business Combination.
On March 31, 2022, VGAC II entered into a Subscription Agreement with Corvina Holdings Limited (the “Backstop Investor”), where the Backstop Investor agreed to purchase, on the closing date of the Business Combination, certain shares of Class A Common Stock at a purchase price of $50.00 per share (“Backstop Tranche 2 Shares”) for aggregate gross proceeds in an amount equal to (x) $22.5 million minus (y) the amount of aggregate cash remaining in VGAC II’s trust account, after deducting any amounts paid to VGAC II shareholders who exercised their redemption rights in connection with the Business Combination.
We completed the Business Combination and PIPE Investment on June 16, 2022, pursuant to which we received total gross proceeds of $97.1 million, including proceeds from the issuance of Backstop Tranche 2 Shares.
Reverse Stock Split
On May 24, 2023, our board of directors and stockholders approved a five-for-one reverse split (the “Reverse Split”) of our issued and outstanding Class A and Class B common stock. The Class A common stock began trading on a split-adjusted basis on the NYSE at the market open on June 6, 2023. No fractional shares were issued in connection with the Reverse Stock Split.
Restructuring and Facilities Closures
As a part of our focus on reducing our operating expenses and focus on becoming profitable, we have recently implemented company-wide workforce restructurings and facilities reductions. In connection with the reorganizations, we recorded charges totaling $3.8 million related to the reductions in our workforce and headquarters office footprint in 2023. We expect to incur additional charges in connection with the planned closure of our Missouri fulfillment center in the second quarter of 2024.
Key Factors Affecting Our Operating Performance
We believe that our future business is dependent on many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to grow our business and improve our operations while staying true to our mission, including those discussed below and in the section entitled “Risk Factors”.
Ability To Grow our Brand Awareness
Our brand is integral to the growth of our business and is essential to our ability to engage with our community. Our performance will depend on our ability to profitably attract new customers and encourage consumer spending across our product portfolio. We believe the core elements of continuing to grow our brand awareness in a manner that increases our market penetration are highlighting our products’ qualities of being natural, sustainable and effective, the effectiveness of our marketing efforts and the success of our continued retail rollout.
Ability to Continue to Innovate in Products and Packaging
Our continued product innovation is integral to our future growth. We have developed and launched over 500 individual products in recent years. The research, development, testing and improvement has been led by our research and development team, which includes experienced chemists and formulators, who work closely with our sustainability team. These new and innovative products, as well as our focus on environmentally responsible packaging, have been key drivers of our value proposition to date. An important element of our product development strategy is our ability to engage directly with customers through our DTC platform to assess demand and market preferences. To the extent our customers increasingly access our products through retail channels, we will need to find ways to maintain this important feedback loop. Our continued success in research and development and ability to assess customer needs and develop sustainable and effective products will be central to attracting and retaining consumers in the future and to growing our market penetration and our impact on human and environmental health.

Ability to Expand our Retail Distribution
We have a significant opportunity to expand our distribution in retail channels, both broadening our partner reach and introducing our products across more doors within a single partner. We also have the opportunity to deepen our retail distribution by increasing the number of retail products. We are pursuing partnerships with a wide variety of retailers, including big-box retailers, online retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ satisfaction with the sales and profitability of our products. In the near-term, retail expansion will require partnerships with retailers on launches and we may choose to invest in promotions to drive sales and awareness over time. To the extent we are successful in retail expansion over the next several years, we expect to see potential negative effects on gross margins resulting from the retail cost structure to be approximately offset by savings in fulfillment costs driven by bulk shipping to retailers versus individualized fulfillment to consumers, through our fulfillment centers.
Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through many online and offline marketing channels. In recent years, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, supply and demand dynamics in the market, and other factors have caused the cost of marketing on these channels to increase consistently. We made changes in 2023 to our online purchase flow and subscription process. During the transition, we experienced a reduction of the rate at which visitors convert into subscribers, which has made it more difficult to cost-effectively acquire subscribers. We began to launch improvements to this process in 2024. Failure to effectively adapt to changes in online marketing dynamics or changes to our internet platform, or to otherwise attract customers on a cost-efficient basis would adversely impact our path to profitability and operating results. Recently, we have implemented a lower-spend strategy to optimize the cost of acquiring new customers. Our ability to balance cost-efficient acquisitions while driving consumer awareness may impact the cost of acquiring new customers, profitability and operating results.
The future activity level and profitability of our DTC customer base will depend on our ability to continue to offer a compelling value proposition to consumers including strong selection, pricing, customer service, smooth and compelling web and mobile app experience, fast and reliable fulfillment, and curation within natural and sustainable products. Our success is also dependent on our ability to maintain relevance with our consumers on a regular basis through high performing products and a consumer-friendly refill and fulfillment process, and most importantly to provide consumers with products that consistently outperform their expectations. Our ability to execute on these key value-driving areas for consumers, and to remain competitive and compelling in a post-pandemic landscape, are necessary for our future growth. A lack of success in these areas would materially impact our operating results and financial performance.

Ability to Achieve Profitable Growth; Positive Cash Flow and Scale

We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by relentlessly creating and curating planet-first, high-performance brands and products. After experiencing high rates of growth prior to and in part driven by the COVID-19 pandemic, in 2022 and 2023 we have substantially reduced our expense structure and operations in light of declining revenue, and as a result we have reduced our operating losses and cash consumption commensurately. To grow and achieve profitability over the longer term, we will need to expand our DTC business, continue to grow our retail presence and achieve scale that will allow us to drive efficiencies in generating brand awareness, acquiring customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our recent gains in approaching profitability may not be sustainable in the near term due to the effects of seasonality, steps we may take to drive growth or other factors. If we are unable to achieve profitable growth, our prospects may be materially and adversely affected.
Key Operating and Financial Metrics
In addition to our condensed consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, we assess the performance of our overall business using the following metrics and measures, among others. We use the metrics to aid us in identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.

We believe that the future of CPG brand building and consumer demand is omnichannel. Our DTC platform remains a core part of our strategy and customer value proposition in addition to providing key data and customer feedback driving our innovation process. We kicked off our expansion into brick and mortar retail in April 2021 with the launch of a curated assortment of Grove Co. products at Target. We continued to expand into other retailers, including Amazon, CVS, Meijer, and Kroger.

The following table presents our key operating metrics for the periods presented:

(in thousands, except DTC Net Revenue Per Order and percentages)	Year Ended December 31,
	2023	2022	2021
Financial and Operating Data
Grove Brands % Net Revenue	46%	48%	49%
DTC Total Orders	3,852	5,248	6,860
DTC Active Customers	920	1,377	1,640
DTC Net Revenue Per Order	$64	$59	$56
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including: Grove Co., Honu, Peach, Rooted Beauty and Superbloom divided by our total net revenue. On our DTC Platform, our total net revenue includes revenue from both Grove Brands and third-party brands that we carry, whereas for our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. In the year ended December 31, 2023, Grove Brands % Net Revenue declined due to a decrease in Grove Brands products in existing customer orders as we continue to expand our third-party offering and a decrease in new customer orders, which include more Grove Brands products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the year ended December 31, 2023, DTC Total Orders declined primarily due to our reduction in advertising spend, resulting in fewer new customers and therefore fewer overall orders.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the year ended December 31, 2023, DTC Active Customers declined primarily due to our reduction in advertising spend resulting in fewer new customers and therefore fewer overall orders.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the year ended December 31, 2023 compared to the prior year comparative period as a result of an increase in the fees that customers pay per order as well as the introduction of strategic price increases on Grove Brands and third party products.

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
We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense; depreciation and amortization; remeasurement of convertible preferred stock warrant liability; changes in fair values of derivative liabilities; transaction costs allocated to derivative liabilities upon closing of the Business Combination; interest income; interest expense; restructuring and severance related costs; loss on extinguishment of debt; provision for income taxes and certain litigation and legal settlement expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.
The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(43,232)	$(87,715)	$(135,896)
Stock-based compensation	15,513	45,660	14,610
Depreciation and amortization	5,824	5,716	4,992
Remeasurement of convertible preferred stock warrant liability	—	(1,616)	1,234
Changes in fair value of derivative liabilities	(216)	(71,532)	—
(Reduction of transaction costs) deferred offering costs allocated to derivative liabilities upon Business Combination	(3,745)	6,873	—
Interest income	(3,773)	(521)	—
Interest expense	16,077	9,685	5,202
Restructuring expenses (1)	3,811	8,879	—
Loss on extinguishment of debt	—	4,663	1,027
Provision for income taxes	38	54	52
Litigation and legal settlement expenses	520	—	—
Total Adjusted EBITDA	$(9,183)	$(79,854)	$(108,779)
Net loss margin	(16.7)%	(27.3)%	(35.4)%
Adjusted EBITDA margin	(3.5)%	(24.8)%	(28.4)%
(1) Restructuring expenses for the year ended December 31, 2023 consisted of $1.3 million in severance-related charges and $2.5 million related to operating lease right-of-use and fixed asset impairment charges. For the year ended December 31, 2022, restructuring expenses included $3.6 million in severance-related charges and $5.3 million related to right-of-use asset impairment charges.
Components of Results of Operations
Revenue, Net
We generate revenue primarily from the sale of both third-party and our Grove Brands products through our DTC platform. Customers purchase products through the website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by our recommendation engine, and featured products that appear in marketing on-site, in emails and on our mobile application. Most customers purchase a combination of products recommended by us based on previous purchases and new products discovered through marketing or catalog browsing. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. We also generate revenue from the sale of our Grove Brands products to the retail channel.

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
Gross Profit and Gross Margin

Gross profit represents revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. We generally record higher gross margins associated with sales of Grove Brands products compared to sales of third-party products. To help motivate first-time customers to purchase on our DTC platform, we generally offer higher discounts and free product offerings, and as a result our overall margins can be adversely affected in periods of rapid new customer acquisition. Our gross margin also fluctuates from period to period based on promotional activity, product and channel mix, the timing of promotions and launches, and inbound transportation rates, among other factors. Our gross profit and gross margin may not be comparable with that of other retailers because we include certain fulfillment related costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of goods sold.
Operating Expenses
Our operating expenses consist of advertising, product development, and selling, general and administrative expenses.
Advertising
Advertising costs are expensed as incurred and consist primarily of our customer acquisition costs associated with online advertising, as well as advertising on television, direct mail campaigns and other media. Costs associated with the production of advertising are expensed when the first advertisement is shown. We expect to maintain advertising costs at current levels as a percent of revenue through fiscal year 2024 in an effort to optimize the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management.
Product Development
Product development expenses are related to the ongoing support and maintenance of our proprietary technology, including our DTC platform, as well as amortization of capitalized, internally developed software, and related to the product and packaging innovation in our Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs. We expect product development costs as a percentage of revenue to be consistent with 2023 as we balance our investments in our proprietary technology, the expansion of our product line, innovative packaging and product improvements with revenue growth.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. While selling, general and administrative expenses increased as a result of activities related to the Business Combination and becoming a public company in 2022, selling, general and administrative expenses have declined in 2023 as a result of decreases in fulfillment costs, the absence of charges and transactional expenses related to our becoming a publicly traded-company and cost management initiative. We expect to continue to drive efficiencies in selling, general & administrative expenses throughout 2024.

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packing and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packing materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the statements of operations. We expect fulfillment costs to be consistent with 2023 on a per order basis.
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

Results of Operations
The following table sets forth our results of operations for each period presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue, net	$259,278	$321,527	$383,685
Cost of goods sold	121,919	166,875	195,181
Gross profit	137,359	154,652	188,504
Operating expenses:
Advertising	21,292	66,269	107,313
Product development	16,401	22,503	23,408
Selling, general and administrative	134,929	206,863	186,638
Operating loss	(35,263)	(140,983)	(128,855)
Non-operating expenses:
Interest expense	16,077	9,685	5,202
Loss on extinguishment of debt	—	4,663	1,027
Changes in fair value of derivative liabilities	(216)	(71,532)	—
Other expense (income), net	(7,930)	3,862	760
Total non-operating expenses (income), net	7,931	(53,322)	6,989
Loss before provision for income taxes	(43,194)	(87,661)	(135,844)
Provision for income taxes	38	54	52
Net loss	$(43,232)	$(87,715)	$(135,896)
The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021

	(as a percentage of revenue)
Revenue, net	100%	100%	100%
Cost of goods sold	47	52	51
Gross profit	53	48	49
Operating expenses:
Advertising	8	21	28
Product development	6	7	6
Selling, general and administrative	52	64	49
Operating loss	(13)	(44)	(34)
Non-operating expenses:
Interest expense	6	3	1
Loss on extinguishment of debt	—	1	—
Changes in fair value of derivative liabilities	—	(22)	—
Other expense (income), net	(3)	1	—
Total non-operating expenses (income), net	3	(17)	1
Loss before provision for income taxes	(17)	(27)	(35)
Provision for income taxes	—	—	—
Net loss	(17)%	(27)%	(35)%

Comparisons of the Year Ended December 31, 2023 and December 31, 2022
Revenue, Net

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(in thousands)
Revenue, net:
Grove Brands	$119,006	$154,854	$(35,848)	(23)%
Third-party products	140,272	166,673	$(26,401)	(16)%
Total revenue, net	$259,278	$321,527	$(62,249)	(19)%

Revenue decreased by $62.2 million, or 19% for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by a decrease in DTC Total Orders and in DTC Active Customers, which were due primarily to the reduction in advertising spend, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(in thousands)
Cost of goods sold	$121,919	$166,875	$(44,956)	(27)%
Gross profit	137,359	154,652	(17,293)	(11)%
Gross margin	53%	48%		5%
Cost of goods sold decreased by $45.0 million, or 27%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by a decrease in DTC Total Orders due primarily to the reduction in advertising spend.
Gross margin in the year ended December 31, 2023 increased by 488 basis points compared to the year ended December 31, 2022 due to launching a fee customers paid in connection with their purchase, a decrease in the number of lower-margin first orders as a percentage of total orders, and reductions to our inventory reserve charges as compared to the prior period.
Operating Expenses
Advertising Expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(in thousands)
Advertising	$21,292	$66,269	$(44,977)	(68)%
Advertising expenses decreased by $45.0 million, or 68%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to implementing a lower-spend strategy which optimizes the cost of acquiring new customers, while balancing consumer awareness and cash flow management. Online advertising expenses decreased by $18 million, television advertising expenses decreased by $12.7 million, other advertising campaigns including advertising focused specifically to attract retail customers declined by $4.3 million, creative content production costs decreased by $3.9 million, and audio advertising decreased by $2.0 million.

Product Development Expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(in thousands)
Product development	$16,401	$22,503	$(6,102)	(27)%
Product development expenses decreased by $6.1 million, or 27% for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a $3.8 million decrease in salaries and benefits from reductions in headcount, including severance-related expenses. Additionally, there was a $1.5 million decrease in stock-based compensation expense.
Selling, General and Administrative Expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(in thousands)
Selling, general and administrative	$134,929	$206,863	$(71,934)	(35)%
Selling, general and administrative expenses decreased by $71.9 million, or 35% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Stock-based compensation expense decreased by $27.8 million as the Company was required to record $11.0 million of catch-up of expense in June 2022 for certain of the Company’s restricted stock units and $5.5 million for certain stock options as a result of meeting the performance vesting condition when we became publicly-traded, $5.2 million due to lower expense under the accelerated attribution method of accounting for awards granted prior to the closing of the Business Combination, $2.0 million due the initial issuance of the HGI Warrant Shares (see Note 10, Common Stock and Warrants in Item 8. Financial Statements of this Form 10-K) and reductions in headcount. Fulfillment costs decreased by $23.4 million, including a $14.6 million decrease in shipping and handling expenses and $6.2 million decrease in Fulfillment labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders and carrier mix, partially offset by an increase in carrier rates. The decrease in Fulfillment Labor was due to a decrease in the volume of orders and the ability to fulfill orders more efficiently. Other general and administrative expenses, excluding stock-based compensation expense and fulfillment costs, decreased by $20.8 million, from decreases in corporate salaries and benefits from reductions in headcount and decrease in professional fees and marketing expenses related to our cost management initiatives.
Interest Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(in thousands)
Interest expense	$16,077	$9,685	$6,392	66%
Interest expense increased by $6.4 million, or 66% for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to increases in rates incurred on our debt facilities and increases in total outstanding borrowings. See the section titled “Liquidity and Capital Resources” below for further details.

Non-operating expenses (income), net

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(in thousands)
Loss on extinguishment of debt	$—	$4,663	$(4,663)	*
Changes in fair value of derivative liabilities	(216)	(71,532)	71,316	*
Other expense (income), net	(7,930)	3,862	(11,792)	(305)%
______________
* Change not meaningful.

Loss on extinguishment of debt resulted from refinancing of certain of our loan facilities during the year ended December 31, 2022. See the section titled “Liquidity and Capital Resources—Loan Facilities” below for further details.
The change in the fair value of derivative liabilities for the year ended December 31, 2023, other than the Structural Derivative liability, was primarily driven by the changes in our stock price from December 31, 2022 through December 31, 2023. The change in fair value of the Structural Derivative liability for the year ended December 31, 2023 was driven by the passage of time to when the Structural Subsequent Shares could be issued.
Other expense (income), net decreased by $11.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a $10.5 million reduction of transaction costs allocated to liability instruments acquired in the Business Combination and a $2.9 million increase in interest income from our operating accounts due to increases in market rates.

Liquidity, Capital Resources and Requirements
As of December 31, 2023, we had total cash and cash equivalents of $86.4 million (excluding restricted cash of $8.5 million). We have incurred significant losses since inception. We have an accumulated deficit of $621.1 million and we incurred negative cash flows from operating activities of $8.0 million for the year ended December 31, 2023. To date, we have funded our operations principally through convertible preferred stock and common stock financings, the incurrence of debt and the Closing of the Business Combination. We received cash proceeds, net of transaction costs from the Closing of the Business Combination on June 16, 2022, of $86.0 million. We have total outstanding indebtedness of $71.7 million, net of debt issuance costs, as of December 31, 2023.
On August 11, 2023 (the “Preferred Stock Closing Date”), we entered into a subscription agreement (the “Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) and received gross proceeds of $10.0 million in exchange for 10,000 shares of our Series A Redeemable Convertible Preferred Stock (the “Preferred Stock”), a warrant to purchase 1,579,778 shares of our Class A common stock at an exercise price of $6.33 (the “Volition Warrants”) and a warrant to purchase 20,905 shares of our Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrants”). Following the seventh anniversary of the Preferred Stock Closing Date, Volition can require the Company to redeem for cash all shares of Preferred Stock. The holders of the Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum of the original issuance price of each share. Such accruing dividends are payable only when, as and if declared by our board of directors.
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
In December 2022, we entered into the Structural Debt Facility (as defined below) and are scheduled to begin to make principal payments on the Structural Debt Facility beginning on July 1, 2025 over a period of 18 months.
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100 million of our shares of common stock until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our average stock price under the SEPA exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of February 29, 2024, under the terms of the SEPA we would be able to raise gross proceeds of approximately $11.9 million,. As of December 31, 2023, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least one year past the date these consolidated financial statements, included elsewhere in this Form 10-K, are available to be issued. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations in the future as we continue to invest in advertising and other strategic incentives planned for future growth. Cash from operations could be affected by our customers and other risks detailed in the section of our titled “Risk Factors.” As a result, we expect to require additional capital resources to execute strategic initiatives and fund our operations, prior to achieving break even or positive operating cash flow. We expect to continue to opportunistically seek access to additional funds by utilizing the SEPA, Siena Revolver, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, our Class A Common Stock trading price may not exceed the respective exercise prices of our Public Warrants, Private Placement Warrants, warrants granted to HGI (as defined below), Volition Warrants, and/or our Legacy Grove Warrants before the respective warrants expire, and therefore we may not receive any proceeds from the exercise of warrants to fund our operations. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of December 31, 2023, we had $14.1 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022 included in this filing on Form 10-K.
Loan Facilities
Structural Debt Facility
In December 2022, we entered into the Structural Debt Facility to borrow gross proceeds of $72.0 million which was used primarily to settle outstanding obligations with another lender. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the Maturity Date, the Company may be obligated to pay additional fees which would allow for the lenders to reach a Minimum Return.

The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants we must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. We believe the likelihood that lenders would exercise the subjective acceleration clause is remote. As of December 31, 2023, we were in compliance with the covenants under the Structural Debt Facility. Under the terms of the Structural Debt Facility, the Company may be obligated to issue common stock to third-party lenders and certain of their affiliates. For further details, refer to “Structural Derivative Liability” within the Critical Accounting Estimates.
Siena Revolver
In March 2023, we entered into the Siena Revolver with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit up to $35.0 million in aggregate principal amount. The borrowing capacity under the Siena Revolver, which is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $8.1 million based on qualifying inventory and accounts receivable balances as of December 31, 2023, with an outstanding principal balance of $7.5 million.

The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Borrowers’ monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur with the business. We believe the likelihood of Siena exercising the subjective acceleration clause is remote. The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of December 31, 2023, we were in compliance with all covenants related to the Siena Revolver.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(7,993)	$(96,261)	$(127,089)
Net cash used in investing activities	(2,985)	(4,222)	(5,768)
Net cash provided by financing activities	9,856	118,092	34,710
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,122)	$17,609	$(98,147)
Operating Activities

Net cash used in operating activities decreased by $88.3 million for the year ended December 31, 2023, primarily attributable to a decrease in net loss, net of noncash activities, of $73.3 million. This decrease in net loss, net of non-cash activities, was primarily driven by a decrease in advertising expenses of $45.0 million and a decrease in selling, general and administrative expenses of $44.2 million, net of stock based compensation, and an increase of inflow related to changes in net operating assets and liabilities of $22.4 million primarily driven by a decrease in inventory. This was offset by decreases in accounts payable related to overall decreases in operating expenses and the timing of invoices from and payments to our vendors and suppliers.
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
Investing Activities
Net cash used in investing activities of $3.0 million, $4.2 million and $5.8 million for the years ended December 31, 2023, 2022, and 2021, respectively was due to purchases of property and equipment and capitalized software.
Financing Activities
Net cash provided by financing activities of $9.9 million for the year ended December 31, 2023 primarily consisted of $10.0 million in proceeds from the issuance of the Preferred Stock and related warrants, $7.5 million in proceeds from the Siena Revolver offset by the payment of transaction costs related to the Business Combination and redeemable convertible preferred stock issuance costs of $4.6 million, net outflows related to the settlement of stock options and restricted stock units of $1.6 million and payment of debt issuance costs of $0.9 million.

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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that can have a significant impact on the amounts reported in those consolidated financial statements and accompanying notes. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021 included in this Annual Report on Form 10-K.

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

Fair value of Common Stock – The fair value of the shares of common stock underlying the warrants has been determined based on market prices
Expected Term – The Company’s expected term represents the period that the Company’s Public Warrant and Private Placement Warrant are expected to be outstanding and is determined to be the contractual term of such warrants
Expected Volatility – Because we were privately held prior to the Business Combination and there was no active trading market for our common stock, the expected volatility is estimated based on a weighted-average volatility of our publicly traded common stock and publicly traded companies that we consider to be comparable, over a period equal to the expected term of the warrants.
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
Earn-Out Share Liability
At the closing of the Business Combination, certain Legacy Grove shareholders were issued an aggregate of 2,799,696 shares of Grove Class B Common Stock (“Earn-Out Shares”). During the year ended December 31, 2023, certain shareholders surrendered an aggregate 197,284 Earn-Out Shares which, per terms of the Merger Agreement, were cancelled by the Company and not reallocated among the remaining holders. The remaining 2,602,412 shares are subject to vesting and forfeitures based upon certain triggering events that can occur during a period of ten years following the closing of the Business Combination (the “Earn-Out Period”). The triggering events that will result in the vesting of the Grove Earn-Out Shares during the Earn-Out Period are the following:

• 1,301,206 shares will vest if the share price of our Class A Common Stock is greater than or equal to $62.50 over any 20 trading days within any consecutive 30 trading day period during the Earn-Out Period;
• 1,301,206 shares will vest, including the shares subject to the $62.50 threshold if not previously vested, if the share price of our Class A Common Stock is greater than or equal to $75.00 over any 20 trading days within any 30 consecutive trading day period during the Earn-Out Period; and
• If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
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
Earn-Out Shares which are not subject to service conditions were accounted for as liability classified instruments in accordance with ASC 815-40, as such shares were not solely indexed to the common stock of the Company and the events that determine the number of Earn-Out Shares required to vest include events that are not solely indexed to the fair value of common stock of the Company. Such Earn-Out Shares will be measured at fair value at each reporting date until they are settled or meet the criteria for equity classification, and changes in the fair value will be recorded in the consolidated statements of operations. The fair value of the Earn-Out Shares liability is estimated using a Monte Carlo options pricing model utilizing assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The expected volatility assumption is estimated using an average of the implied volatility of our publicly traded common stock and an implied volatility based on our peer companies estimated using the Monte Carlo simulation of the stock prices based on the implied market volatility.
We have historically been a private company with limited company-specific historical and implied volatility information. Accordingly, the volatility assumption used in the model is subjective and requires significant management judgment. Management estimated the expected volatility assumption based on the implied market volatility. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments that will be recorded in the Company’s consolidated statements of operations.
Additional Shares Liability
On November 10, 2022, we entered into a subscription agreement (the “HGI Subscription Agreement”) with HCI Grove LLC (“HGI”), pursuant to which, among other things, we agreed to issue and sell, on November 15, 2023, to HGI 396,825 shares of our Class A Common Stock for aggregate proceeds of $2.5 million. Under the terms of the HGI Subscription Agreement, the Company was required to file a registration statement for the Subscribed Shares upon the Company becoming eligible to file a registration statement on Form S-3 and in any event prior to July 15, 2023 (the “Subscribed Shares Registration Statement”). The Subscribed Shares Registration statement was filed on July 14, 2023 and the Additional Shares liability was settled on August 1, 2023 (refer to Note 7, Common Stock and Warrants found in Item 8 of this Form 10-K)
The HGI Subscription Agreement also provides that we would issue additional shares (the “HGI Additional Shares”) of our Class A Common Stock to HGI in the event that the volume weighted average price of our Class A Common Stock was less than $6.30 during the three trading days commencing on the first trading day after (i) we file the Subscribed Shares Registration Statement (the “Registration Date”), (ii) the three-month anniversary of the Registration Date, (iii) the six-month anniversary of the Registration Date, or (iv) the nine-month anniversary of the Registration Date (“Measurement Periods” and each “Measurement Period”) upon HGI’s election to receive such additional shares, HGI had the option to use all or a portion of each Subscribed Share once to determine the amount of any issuance of Additional Shares in connection with the Measurement Periods such that HGI could utilize, for example, half of the Subscribed Shares to receive further Additional Shares, and leave the remaining half of the Subscribed Shares available to utilize in connection with the remaining Measurement Periods. HGI was required to elect to receive HGI Additional Shares for one Measurement Period, or the right lapsed or was superseded by the next measurement period.

The HGI Additional Shares were accounted for as a liability classified instruments under ASC 480 as the fair value of the obligation to issue the HGI Additional Shares varies inversely to the fair value of our common stock. The Additional Shares liability was measured at each reporting date until settled. Change in the fair value were recorded in the consolidated statements of operations. The Additional Shares Liability was settled as of December 31, 2023.
We have historically been a private company and have had limited company-specific historical and implied volatility information. Accordingly, the volatility assumption used in the model for the HGI Additional Shares is subjective and requires significant management judgment. Management estimated the expected volatility assumption using an average of the implied volatility of our publicly traded warrants (prior to their delisting by the NYSE) and an implied volatility based on a weighted-average of our publicly traded common stock and the publicly traded stock of our peer companies. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments that will be recorded in our consolidated statements of operations.
Structural Derivative Liability
On December 21, 2022, in connection with the closing of the Structural Debt Facility, we issued to the third-party lenders and certain of their affiliates a total of 990,000 shares of our Class A Common Stock (the “Structural Closing Shares”). We recorded a debt discount of $1.1 million related to the issuance of these shares, with a corresponding offset to our Class A Common Stock and additional paid-in capital. Further, if there are outstanding obligations relating to the Structural Debt Facility on July 21, 2025, representing the thirty-month anniversary of such closing, we have agreed to issue to the third-party lenders and certain of their affiliates the aggregate number of shares of our Class A Common Stock equal to $9,900,000, divided by the lower of (i) $10.00 and (ii) the volume weighted average price of our Class A Common Stock for the sixty trading days prior to such date as further described in the related issuance agreements of our Class A Common Stock ("Structural Subsequent Shares”). Pursuant to the related issuance agreements, we agreed to register the Structural Closing Shares and, if applicable, the Structural Subsequent Shares for resale under the Securities Act by filing with the Securities and Exchange Commission one or more registration statements. We have also agreed to give such third-party lenders and relevant affiliates customary “piggyback” registration rights.
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
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Facility, including an increase in interest rate upon an event of default and the contingent issuance of Structural Subsequent Shares as defined in Note 6, Debt in our financial statements, included elsewhere in this Annual Report on Form 10-K. This liability is classified as Level 3 and is valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using a weighted-average of the implied volatility of its publicly traded common stock and an implied volatility based on its peer companies.
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

Item 8. Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	72
Consolidated Balance Sheets	73
Consolidated Statements of Operations	74
Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	75
Consolidated Statements of Cash Flows	78
Notes to Consolidated Financial Statements	80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Grove Collaborative Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grove Collaborative Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, statements of convertible preferred stock, contingently redeemable convertible common stock, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California
March 20, 2024

Grove Collaborative Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$86,411	$81,084
Restricted cash	5,650	11,950
Inventory, net	28,776	44,132
Prepaid expenses and other current assets	3,359	4,844
Total current assets	124,196	142,010
Restricted cash	2,802	2,951
Property and equipment, net	11,625	14,530
Operating lease right-of-use assets	9,612	12,362
Other long-term assets	2,507	2,192
Total assets	$150,742	$174,045
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,074	$10,712
Accrued expenses	16,020	31,354
Deferred revenue	7,154	10,878
Operating lease liabilities, current	3,489	3,705
Other current liabilities	306	249
Debt, current	—	575
Total current liabilities	35,043	57,473
Debt, noncurrent	71,662	60,620
Operating lease liabilities, noncurrent	14,404	16,192
Derivative liabilities	11,511	13,227
Total liabilities	132,620	147,512
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value – 100,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 10,000 and no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10,000	—
Stockholders’ equity:
Common stock - Class A shares, $0.0001 par value – 600,000,000 shares authorized at December 31, 2023 and December 31, 2022; 32,183,695 and 25,123,332 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively; Class B shares, $0.0001 par value – 200,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 5,724,199 and 10,447,927 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	629,208	604,387
Accumulated deficit	(621,090)	(577,858)
Total stockholders’ equity	8,122	26,533
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$150,742	$174,045
The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue, net	$259,278	$321,527	$383,685
Cost of goods sold	121,919	166,875	195,181
Gross profit	137,359	154,652	188,504

Operating expenses:
Advertising	21,292	66,269	107,313
Product development	16,401	22,503	23,408
Selling, general and administrative	134,929	206,863	186,638
Operating loss	(35,263)	(140,983)	(128,855)

Non-operating expenses:
Interest expense	16,077	9,685	5,202
Loss on extinguishment of debt	—	4,663	1,027
Changes in fair value of derivative liabilities	(216)	(71,532)	—
Other expense (income), net	(7,930)	3,862	760
Total non-operating expenses (income), net	7,931	(53,322)	6,989
Loss before provision for income taxes	(43,194)	(87,661)	(135,844)
Provision for income taxes	38	54	52
Net loss	$(43,232)	$(87,715)	$(135,896)
Less: Accretion on redeemable convertible preferred stock	(957)	—	—
Less: Accumulated dividends on redeemable convertible preferred stock	(233)	—	—
Net loss attributable to common stockholders, basic and diluted	$(44,422)	$(87,715)	$(135,896)
Net loss per share attributable to common stockholders, basic and diluted	$(1.28)	$(4.85)	$(79.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,797,582	18,101,407	1,714,230

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock,
and Stockholders’ Equity (Deficit)
(In thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	114,795	$487,918	—	$—	8,468	$—	$14,606	$(354,247)	$(339,641)
Recapitalization	(91,836)	—	—	—	(6,774)	—	—	—	—
Balances at December 31, 2020	22,959	487,918	—	—	1,694	—	14,606	(354,247)	(339,641)
Issuance of common stock for services	—	—	—	—	2	—	49	—	49
Issuance of common stock warrants	—	—	—	—	—	—	1,622	—	1,622
Issuance of common stock upon exercise of stock options	—	—	—	—	152	—	1,051	—	1,051
Issuance of common stock upon exercise of warrants	—	—	—	—	57	—	150	—	150
Vesting of early exercise of options	—	—	—	—	—	—	1,577	—	1,577
Repurchase of early exercised options	—	—	—	—	(31)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,809	—	14,809
Net loss	—	—	—	—	—	—	—	(135,896)	(135,896)
Balances at December 31, 2021	22,959	$487,918	—	$—	1,874	$—	$33,864	$(490,143)	$(456,279)
Issuance of preferred stock and common stock upon exercise of warrants	34	989	—	—	41	—	24	—	24
Issuance of convertible common stock	—	—	550	27,473	—	—	—	—	—
Conversion of preferred stock warrant liability to common stock warrants	—	—	—	—	—	—	2,182	—	2,182
Convertible preferred stock and contingently redeemable common stock conversion	(22,993)	(488,907)	(550)	(27,473)	23,640	2	516,378	—	516,380
Issuance of common stock in connection with Business Combination, net of $17.5 million in transaction costs	—	—	—	—	4,184	1	79,552	—	79,553
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

Grove Collaborative Holdings, Inc.
Consolidated Statements of Convertible Preferred Stock, Contingently Redeemable Convertible Common Stock,
and Stockholders’ Equity (Deficit) - Continued
(in thousands)

	Convertible Preferred Stock (1)		Contingently Redeemable Convertible Common Stock (1)		Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Additional Shares liability, Earn-Out liability and Public and Private Placement Warrants recognized upon Business Combination	—	—	—	—	—	—	(93,196)	—	(93,196)
Issuance of Earn-Out Shares	—	—	—	—	2,800	—	1	—	1
Issuance of shares to settle Backstop Additional Shares Liability	—	—	—	—	655	—	16,310	—	16,310
Issuance of Class A common stock issued to employees, net of withholding taxes	—	—	—	—	6	—	(96)	—	(96)
Issuance of shares under ELOC Agreement, net of issuance costs	—	—	—	—	148	—	2,407	—	2,407
Issuance of common stock under HGI Subscription Agreement	—	—	—	—	397	—	2,500	—	2,500
Issuance of common stock related to Structural Debt Facility	—	—	—	—	990	1	1,072	—	1,073
Issuance of common stock upon exercise of stock options	—	—	—	—	66	—	381	—	381
Vesting of early exercised options	—	—	—	—	—	—	125	—	125
Repurchase of early exercise of options	—	—	—	—	(3)	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	—	—	773	—	(2,294)	—	(2,294)
Stock-based compensation	—	—	—	—	—	—	45,177	—	45,177
Net loss	—	—	—	—	—	—	—	(87,715)	(87,715)
Balances at December 31, 2022	—	$—	—	$—	35,571	$4	$604,387	$(577,858)	$26,533
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

Grove Collaborative Holdings, Inc.
Consolidated Statements of
Redeemable Convertible Preferred Stock and Stockholders’ Equity (in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	35,571	$4	$604,387	$(577,858)	$26,533
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	10	9,044	—	—	—	—	—
Issuance of common stock warrants, net of issuance costs	—	—	—	—	644	—	644
Accretion on Series A redeemable convertible preferred stock	—	956	—	—	(956)	—	(956)
Issuance of shares to settle Additional Shares liability, net of issuance costs	—	—	714	—	1,407	—	1,407
Issuance of common stock upon exercise of stock options	—	—	38	—	71	—	71
Shares issued in connection with the Employee Stock Purchase Plan	—	—	263	—	482	—	482
Cancellation of Earn-Out Shares	—	—	(197)	—	—	—	—
Reduction in Transaction Costs	—	—	—	—	9,609	—	9,609
Short swing payment	—	—	—	—	11	—	11
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,519	—	(2,153)	—	(2,153)
Stock-based compensation	—	—	—	—	15,706	—	15,706
Net loss	—	—	—	—	—	(43,232)	(43,232)
Balances at December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	$8,122

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net loss	$(43,232)	$(87,715)	$(135,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Remeasurement of convertible preferred stock warrant liability	—	(1,616)	1,234
Stock-based compensation	15,513	45,660	14,610
Depreciation and amortization	5,824	5,716	4,992
Changes in fair value of derivative liabilities	(216)	(71,532)	—
(Reduction of transaction costs) deferred offering costs allocated to derivative liabilities upon Business Combination	(3,745)	6,873	—
Non-cash interest expense	3,833	586	704
Inventory reserve	372	7,036	4,725
Loss on extinguishment of debt	—	4,663	1,027
Asset impairment charges	2,495	5,300	—
Other non-cash expenses	135	274	1,274
Changes in operating assets and liabilities:
Inventory	14,984	3,285	(12,598)
Prepaids and other assets	1,672	3,114	(3,294)
Accounts payable	(2,574)	(10,518)	(2,489)
Accrued expenses	2,216	(5,004)	(817)
Deferred revenue	(3,724)	(389)	148
Operating lease right-of-use assets and liabilities	(1,603)	(130)	65
Other liabilities	57	(1,864)	(774)
Net cash used in operating activities	(7,993)	(96,261)	(127,089)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,985)	(4,222)	(5,768)
Net cash used in investing activities	(2,985)	(4,222)	(5,768)

Cash Flows from Financing Activities
Proceeds from issuance of common stock upon Closing of Business Combination	—	97,100	—
Proceeds from the issuance of common stock	—	4,924	—
Proceeds from issuance of redeemable convertible preferred stock, convertible common stock, and common stock warrants	10,000	27,500	—
Payment of transaction costs related to the Closing of the Business Combination, the ELOC Agreement and convertible preferred stock issuance costs	(4,555)	(6,558)	(1,396)
Proceeds from the issuance of debt	7,500	70,820	60,000
Payment of debt issuance costs	(925)	(2,463)	(375)
Repayment of debt	(575)	(5,180)	(21,932)
Payment of debt upon extinguishment	—	(66,034)	(2,499)
Net proceeds (payments) related to stock-based award activities	(1,589)	(2,017)	912
Net cash provided by financing activities	9,856	118,092	34,710

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,122)	17,609	(98,147)
Cash, cash equivalents and restricted cash at beginning of period	95,985	78,376	176,523
Cash, cash equivalents and restricted cash at end of period	$94,863	$95,985	$78,376

Grove Collaborative Holdings, Inc.
Consolidated Statements of Cash Flows - Continued
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$43	$67	$52
Cash paid for interest	12,140	10,144	4,472
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$21	$85	$112
Debt issuance costs in accounts payable and accrued liabilities	—	46	—
Transaction costs and convertible preferred stock included in accounts payable and accrued liabilities	—	17,500	1,928
Assumption of derivative liabilities upon Business Combination	—	93,196	—
Initial measurement of Structural Derivative Liability recorded as debt fees	—	7,050	—
Initial measurement of common stock recorded as debt fees	—	1,072	—
Initial measurement of common stock warrants recorded as debt fees	—	—	1,622
Settlement of Additional Shares liability	1,500	16,310	—
Settlement of Earn-Out due to Cancellation of shares	347	—	—
Conversion of contingently redeemable convertible common stock and preferred stock to common stock	—	516,380	—
Reclassification of Grove's preferred stock warrant liability to equity	—	2,182	—
Net exercise of preferred stock warrants	—	989	—
Gain on settlement allocated to equity instruments	9,609	—	—
Vesting of early exercised stock options	—	125	1,577

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
Prior to the Business Combination, VGAC II’s public shares, and public warrants were listed on the New York Stock Exchange (“NYSE”) under the symbols “VGII” and “VGII.WS,” respectively. On June 17, 2022, the Company's Class A common stock and public warrants began trading on the NYSE, under the symbols “GROV” and “GROV.WS,” respectively. See Note 3, Recapitalization and Note 4, Fair Value Measurement for additional details.
Reverse Stock Split

On May 24, 2023, the Company’s board of directors and stockholders approved a five-for-one reverse split (the “Reverse Split”) of the Company’s issued and outstanding Class A and Class B common stock. Unless otherwise noted herein, the number of shares underlying stock options and other equity instruments was proportionately adjusted for the Reverse Split, including any exercise prices. The Class A common stock began trading on a split adjusted basis on the NYSE at the market open on June 6, 2023. No fractional shares were issued in connection with the reverse stock split. All issued and outstanding Class A and Class B common stock, options to purchase common stock, shares available or reserved for issuance, warrants and/or warrant shares, as applicable, and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented, unless otherwise stated herein.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

2.    Summary of Significant Accounting Policies
Basis of Presentation and Liquidity
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $621.1 million as of December 31, 2023. The Company’s existing sources of liquidity as of December 31, 2023 include cash and cash equivalents of $86.4 million. Prior to the Business Combination, the Company historically funded operations primarily with issuances of convertible preferred stock, contingently redeemable convertible common stock and the incurrence of debt. Upon the Closing of the Business Combination, the Company received $86.0 million in cash proceeds, net of transaction costs. The Company believes its existing cash, cash equivalents, together with its increased borrowing capacity through its recently entered into asset backed revolving line of credit (see Note 14, Subsequent Events), will be sufficient to fund its operations for a period of at least one year from the date the financial statements are issued. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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
Segments
The Company’s chief operating decision maker, who is its Chief Executive Officer, manages the Company’s operations as a single segment for the purposes of assessing performance and making operating decisions. All long-lived assets are located in the United States and all revenue is attributed customers based in the United States. For the years ended December 31, 2023, 2022, and 2021 no individual customers represented more than 10% of total revenue.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders is computed using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights and sharing of losses, of the Company’s Class A common stock and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both the Company’s Class A and Class B common stock on an individual or combined basis.
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on Series A Redeemable Convertible Preferred Stock (Note 9, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 10, Common Stock and Warrants) and Volition Penny Warrants (Note 9 - Redeemable Convertible Preferred Stock).
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
Cash, Cash Equivalents and Restricted Cash
Cash consists primarily of demand deposit bank accounts including amounts in transit from banks for customer credit card transactions. The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or that are readily convertible into known amounts of cash, to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents are comprised of money market funds.
As of December 31, 2023, the Company held short-term restricted cash of $5.7 million which primarily represents cash on deposit with a financial institution to collateralize short-term obligations related to company credit cards. Long-term restricted cash of $2.8 million primarily represents cash on deposit with a financial institution to collateralize letters of credit related to the Company’s non-cancellable operating leases for its corporate headquarters. Restricted cash is stated at cost, which approximates fair value.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$86,411	$81,084
Restricted cash	8,452	14,901
Total cash, cash equivalents and restricted cash	$94,863	$95,985
Concentration of Risks

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company depends on a limited number of vendors to supply products sold by the Company. The Company’s top five suppliers combined represented approximately 40%, 50% and 50% of the Company’s total inventory purchases for the year ended December 31, 2023, 2022, and 2021, respectively.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Leases
The Company determines if an arrangement is or contains a lease at inception. An arrangement is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a lease is identified, classification is determined at lease commencement. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. As the implicit rate in the Company’s lease is generally unknown, the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the interest rate that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. Certain leases also include options to renew or terminate the lease at the election of the Company. The Company evaluates these options at lease inception and on an ongoing basis. Renewal and termination options that the Company is reasonably certain to exercise are included when classifying leases and measuring lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. Lease payments for short-term leases with a term of twelve months or less are expensed on a straight-line basis over the lease term. The Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of twelve months or less. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the Company’s balance sheet.
Additional Shares Liabilities
The Company initially recorded a liability related to the Backstop Additional Shares, defined in Note 3, Recapitalization, and HGI Additional Shares, defined in Note 10, Common Stock and Warrants (collectively, “Additional Shares”). The Company accounted for these instruments at fair value within derivative liabilities on its consolidated balance sheet with changes in fair value until settlement being recorded in its consolidated statement of operations. The Additional Shares were settled as of December 31, 2023.
Earn-Out Liabilities
The Company has recorded a liability related to the Earn-Out Shares, defined in Note 10, Common Stock and Warrants. The Company accounts for this instrument at fair value within derivative liabilities on its consolidated balance sheet with changes in fair value until settlement being recorded in its consolidated statement of operations.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

refund patterns. As of December 31, 2023 and 2022, the refund reserve, which is included in accrued liabilities in the balance sheets was $0.1 million.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue, net:
Grove Brands	$119,006	$154,854	$187,055
Third-party products	140,272	166,673	196,630
Total revenue, net	$259,278	$321,527	$383,685
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue and other current liabilities were $7.2 million and $0.1 million, respectively, as of December 31, 2023 and $10.9 million and $0.2 million, respectively, as of December 31, 2022. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period.
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
Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment (“Fulfillment Labor”), outbound shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2023, 2022 and 2021, the Company recorded fulfillment costs of $58.8 million, $82.2 million, and $95.5 million, respectively, which included $35.6 million, $50.2 million and $56.1 million in shipping and handling expenses, respectively, and $13.5 million, $19.7 million and $24.5 million in Fulfillment Labor, respectively. The Company’s gross profit may not be comparable to other retailers or distributors.
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
For awards with both market and service vesting conditions, expense is recognized over the derived service period using an accelerated attribution method starting from when it is deemed probable that the performance condition will be met. The fair value of stock option awards with both market and service conditions is estimated using multifactor Monte Carlo simulations. The Monte Carlo simulation model incorporates the probability of satisfying a market condition and utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment, including the Company’s stock price, contractual terms, maturity and risk-free interest rates, as well as volatility.
The fair value of each purchase under the ESPP is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.
The Company accounts for forfeitures as they occur.
Recently Issued Accounting Standards
In October 2023, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification (“ASC”) with the SEC's regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of ASU 2023-06 on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Disclosure requirements under ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 takes effect for fiscal years starting after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect to early adopt ASU 2023-07 and is currently evaluating its impact on its consolidated financial statements and disclosures.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal years starting after December 15, 2024. Early adoption is permitted. The Company does not expect to early adopt ASU 2023-09 and is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements and disclosures.
3.    Recapitalization
As discussed in Note 1, Description of Business, on the Closing Date, VGAC II completed the acquisition of Legacy Grove and acquired 100% of Legacy Grove’s shares and Legacy Grove received gross proceeds of $97.1 million, which includes proceeds from issuance of common stock upon the consummation of the Business Combination, including the Backstop Tranche 2 shares, and proceeds from the PIPE investment (as defined below). The Company recorded $24.4 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. Transaction costs were allocated on a relative fair value basis between the issuance of common stock, Public and Private Placement Warrants, Grove Earn-Out Shares, Backstop Additional Shares and Backstop Warrants (as defined below). Direct and incremental transaction costs allocated to equity-classified instruments have been recorded within equity as an offset against proceeds upon accounting for the consummation of the Business Combination in the consolidated financial statements. Direct and incremental transaction costs allocated to liability-classified equity instruments were expensed in the consolidated financial statements and included in other expense, net in the consolidated statements of operations. The cash outflows related to these costs were presented as financing activities on the Company’s consolidated statement of cash flows. On the Closing Date, each holder of Legacy Grove common stock received approximately 1.1760 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 9, Convertible Preferred Stock and Note 10, Common Stock and Warrants for additional details of the Company's equity balances prior to and subsequent to the Business Combination.
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
Each public and private warrant of VGAC II that was unexercised at the time of the business combination was assumed by the Company and five warrants bundled together represent the right to purchase one share of the Company’s Class A common stock upon exercise of such warrant. For further details on these warrants see Note 10, Common Stock and Warrants.
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
PIPE Investment
On December 7, 2021, concurrently with the execution of the Merger Agreement, VGAC II entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

for an aggregate of 1,741,500 shares of the Company’s Class A common stock for aggregate gross proceeds of $87,075,000 (the “PIPE Investment”). 1,721,500 shares of the Company’s Class A common stock have been issued for aggregate proceeds of $86,075,000, which consummated concurrently with the closing to the Business Combination.
Backstop Financing
On March 31, 2022, VGAC II entered into a subscription agreement (the “Backstop Subscription Agreement”) with Corvina Holdings Limited (the “Backstop Investor”) and Legacy Grove. As part of the Backstop Subscription Agreement, the Backstop Investor subscribed for and purchased 467,670 shares of Legacy Grove Common Stock (the “Backstop Tranche 1 Shares”) for aggregate proceeds of $27,500,000. The Company initially classified the Backstop Tranche 1 Shares as mezzanine (or temporary) equity on its balance sheet because the Backstop Tranche 1 Shares were contingently redeemable upon the occurrence of certain events not solely within the control of the Company that allow for the effective redemption of such shares in cash at the option of the holder. Upon Closing of the Business Combination, the Backstop Tranche 1 Shares were converted into 550,000 shares of the Company’s Class A common stock and the Tranche 1 Shares were no longer contingently redeemable. The Company has classified these shares in permanent equity on its balance sheet at December 31, 2023.
In addition, the Backstop Investor agreed to subscribe for and purchase, on the closing date of the Business Combination, certain shares of the Company’s Class A common stock at a purchase price of $50.00 per share (“Backstop Tranche 2 Shares”) for aggregate gross proceeds in an amount equal to (x) $22.5 million minus (y) the amount of aggregate cash remaining in VGAC II’s trust account, after deducting any amounts paid to VGAC II shareholders who exercise their redemption rights in connection with the Business Combination. The Company issued to the Backstop Investor, as of immediately following the closing of the Business Combination, 334,304 Backstop Tranche 2 Shares for aggregate proceeds of $16,715,240.
The Backstop Subscription Agreement also provided that the Company would issue additional shares of the Company’s Class A common stock to the Backstop Investor for Backstop Tranche 1 Shares and Backstop Tranche 2 Shares if the volume weighted average price of the Company’s Class A common stock was less than $50.00 during the 10 trading days commencing on the first trading date after the Company’s first quarterly earnings call for the fiscal quarter ended June 30, 2022 (“Backstop Additional Shares”). In August 2022, the Company settled this obligation by issuing 655,036 shares of Class A common stock to the Backstop Investor.
As part of the Backstop Subscription Agreement, the Company issued to the Backstop Investor certain warrants to purchase the Company’s Class A common stock (such warrants, the “Backstop Warrants”). Refer to Note 10, Common Stock and Warrants.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Public Warrants were historically classified as Level 1 due to the use of an observable market quote in an active market. Private Placement Warrants were historically classified as Level 2 as the fair value approximated the fair value of the Public Warrants. The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 10, Common Stock and Warrants. Five Public Warrants or Private Placement Warrants must be bundled together to receive one share of the Company’s Class A common stock. During the year ended December 31, 2023, the entire balance of the Public Warrants and Private Placement Warrants was transferred out of Level 1 and Level 2, respectively, into Level 3 due to the warrants being delisted by the NYSE in response to the low trading price of the warrants.
The value of the Public Warrants and Private Placement Warrants was determined by using a Black-Scholes Model with the following assumptions:

	Year Ended December 31,
	2023	2022
Fair value of common stock	$0.35	—
Exercise Price	$11.50	—
Expected term (in years)	3.54	—
Risk-free interest rate	3.93%	—
Volatility	71.77%	—
Dividend yield	—	—

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
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Debt Facility, including an increase in interest rate upon an event of default and the contingent issuance of the Structural Subsequent Shares as defined in Note 6, Debt. This liability is classified as Level 3 and is valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of the Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an weighted-average of the implied volatility of its publicly traded common stock and an implied volatility based on its peer companies.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$83,431	$—	$—	$83,431
Total	$83,431	$—	$—	$83,431
Financial Liabilities:
Earn-Out Shares	$—	$—	$2,973	$2,973
Private Placement Warrants	—	—	37	37
Public Warrants	—	—	31	31
Structural Derivative Liability	—	—	8,470	8,470
Total	$—	$—	$11,511	$11,511

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$74,990	$—	$—	$74,990
Total	$74,990	$—	$—	$74,990
Financial Liabilities:
Additional Shares	$—	$—	$580	$580
Earn-Out Shares	—	—	4,122	4,122
Private Placement Warrants	—	670	—	670
Public Warrants	805	—	—	805
Structural Derivative Liability	—	—	7,050	7,050
Total	$805	$670	$11,752	$13,227
Additional Shares Liability
At the closing of the HGI Subscription Agreement discussed in Note 10, Common Stock and Warrants, the Company recorded a liability related to the potential issuance of Additional Shares. Subsequent changes in fair value of the Additional Shares liability until settlement were recognized in the consolidated statements of operations. The Additional Shares Liability was settled as of December 31, 2023 (refer to Note 10, Common Stock and Warrants).
Earn-Out Shares
At Closing of the Business Combination, certain Earn-Out Shares were accounted for as a liability. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
Private Placement and Public Warrant Liabilities
As of December 31, 2023, the Company has Private Placement and Public Warrants defined and discussed in Note 10, Common Stock and Warrants. Such warrants are measured at fair value on a recurring basis. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Structural Derivative Liability
Upon closing the Structural Debt Facility, the Company recorded a liability related to the features that are required to be bifurcated and accounted for as a compound derivative at fair value. Subsequent changes in fair value of the Structural Derivative Liability until settlement is recognized in the statement of operations.

The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Additional Shares Liability	Earn-Out Shares	Public Warrants	Private Placement Warrants	Structural Derivative Liability	Total
Balances at December 31, 2022	$580	$4,122	$805	$670	$7,050	$13,227
Cancellation	—	(347)		—	—	(347)
Changes in fair value	920	(802)	(768)	(639)	1,420	131
Settlement	(1,500)	—	—	—	—	(1,500)
Balances at December 31, 2023	$—	$2,973	$37	$31	$8,470	$11,511
5.    Other Balance Sheet Information
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Machinery and warehouse equipment	$6,753	$6,799
Internally developed software	15,772	15,199
Computer equipment	2,531	2,805
Leasehold improvements	2,134	2,018
Furniture and fixtures	1,049	1,028
Total property and equipment	28,239	27,849
Less: accumulated depreciation	(16,614)	(13,319)
Property and equipment, net	$11,625	$14,530
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $1.7 million, $2.0 million, and $2.2 million respectively. The Company capitalized software development costs of $3.0 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively. Amortization of capitalized software development costs was $4.1 million, $3.6 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021 respectively.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Inventory purchases	$3,512	$2,757
Compensation and benefits	5,071	1,714
Advertising costs	457	1,203
Fulfillment costs	789	1,725
Sales taxes	1,106	1,374
Transaction costs	—	17,500
Other accrued expenses	5,085	5,081
Total accrued expenses	$16,020	$31,354

6.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	December 31,
	2023	2022
Structural Debt Facility	64,162	60,620
Siena Revolver	7,500	—
Atel Loan Facility Draw 3	—	480
Atel Loan Facility Draw 4	—	95
Total debt	71,662	61,195
Less: debt, current	—	(575)
Total debt, noncurrent	$71,662	$60,620
Structural Debt Facility
In December 2022, the Company entered into a Loan and Security Agreement (“Structural Debt Facility”) with Structural Capital Investments III, LP, Structural Capital Investments IV, LP and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC (collectively, “Structural Funds”) and Avenue Sustainable Solutions Fund, L.P. (“Avenue”) (collectively “Structural Lenders”) to borrow $72.0 million which was used primarily to settle other debt obligations. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at anytime. Under the agreement, when amounts are prepaid or repaid in full at the Maturity Date, the Company may be obligated to pay additional fees which would allow for Structural Funds and Avenue to reach a Minimum Return, as defined by the agreement.
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants the Company must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with this fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Structural Lenders would exercise the

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

subjective acceleration clause is remote. As of December 31, 2023, the Company was in compliance with these debt covenants.
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
The Company has identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which are required to be bifurcated and accounted for as a compound embedded derivative at fair value. The fair value of the Structural Derivative Liability was $7.1 million as of the debt issuance date. Changes in fair value will be recognized through the consolidated statements of operations and were nominal for the year ended December 31, 2023.
Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and the Structural Derivative Liability amount of $7.1 million. At December 31, 2023, the Company had $72.0 million in principal outstanding under the Structural Debt Facility with an effective interest rate of 21.37%.

Siena Revolver
In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s balance sheet and being amortized through the Revolver’s scheduled maturity date. Additional borrowing capacity from the Siena Revolver was $8.1 million as of December 31, 2023.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR rate then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.50% and (3) 5.00% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings and 3.75% to 5.50% per annum in the case of Term SOFR borrowings. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Siena would exercise the subjective acceleration clause is remote. As of December 31, 2023, the Company was in compliance with these debt covenants.
The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of December 31, 2023, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver. The interest rate on the outstanding balance at December 31, 2023 was 9.18%

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

A schedule of the Company’s future debt maturities is as follows (in thousands):

Year ended December 31,
2024	—
2025	22,737
2026	56,763
Total principal debt payments	79,500
Less: debt discounts	(7,838)
Total Debt	71,662

7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of December 31, 2023 and 2022, the Company had obligations to purchase $14.1 million and $18.7 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $3.4 million as of December 31, 2023 and 2022 primarily related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.
Contingencies
From time to time, the Company is subject to various claims, charges and litigation matters that arise in the ordinary course of business. The Company records a provision for a liability when it is both probable that the loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, it discloses the possible loss or range of loss. Any potential gains associated with legal matters are not recorded until the period in which all contingencies are resolved and the gain is realized or realizable. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. Except if otherwise indicated, it is not reasonably possible to determine the probability of loss or estimate damages for any of the matters discussed below, and therefore, the Company has not established reserves for any of these matters.

The Santa Clara County District Attorney’s Office, in conjunction with other representatives from other California district and city attorneys’ offices, is currently investigating the Company’s compliance with California’s Automatic Renewal Law (“ARL”), California’s Unfair Competition Law, and False Advertising Law (the “CA ARL Matter”). The Company has met with this task force of multiple California district attorneys (called the California Autorenewal Task Force, or “CART”) and has provided documents and information upon request and discussed proposed remediation. Based on recent discussions with CART, it is probable that the Company will incur a loss with regard to this matter. However, based on the current information, the Company does not have enough information to make a reasonable estimate of the loss or range of loss at this time.

The Federal Trade Commission is currently investigating the Company’s billing and automatic renewal practices (the “FTC Matter”). The FTC Matter specifically relates to an investigation of the Company’s compliance with Section 5 of the Federal Trade Commission Act, the Restore Online Shoppers’ Confidence Act, the CAN-SPAM Rule, the Unordered Merchandise Statute, and other matters related to our subscription offerings. The Company certified compliance with the initial FTC Civil Investigative Demand on June 16, 2023 and continues to work closely with investigators toward resolution on this matter. To date, no legal proceeding has commenced regarding this matter. As the outcome is uncertain at this time, the Company cannot estimate the probability of loss or make an estimate of the of the potential loss or range of loss in this matter.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

8.    Leases
The Company has operating leases primarily for its offices and warehouses, including the lease for its office headquarters in San Francisco, CA. The lease commenced in February 2019, with an original term of approximately 8 years and an option to renew for an additional 5 years. Lease payments are made monthly and are subject to annual increases of approximately 3%.
The Company’s operating leases have remaining lease terms between 1 and 5 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The components of lease expense included in the Company’s statements of operations for the years ended December 31, 2023, 2022 and 2021, include operating lease expense of $6.3 million, $7.6 million and $7.4 million, respectively, and variable lease expense $1.2 million, $0.8 million and $0.6 million, respectively. Variable lease expenses are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses and are classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023, 2022 and 2021 was $6.6 million, $6.9 million and $6.8 million which was included in net cash used in operating activities in the Company’s statements of cash flows. Due to the Company’s renewal of its lease at one of its warehousing facilities, there were $2.4 million of new operating lease right-of-use assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2023. There were no new operating lease right-of-use assets obtained in exchange for new operating lease liabilities during the years ended December 31, 2022 and 2021.
Maturities of operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Operating Lease
2024	$5,968
2025	6,043
2026	6,219
2027	4,241
2028	1,404
Thereafter	—
Total undiscounted lease payments	23,875
Less: Imputed interest	(5,982)
Present value of lease liabilities	17,893
Less: Operating lease liabilities, current	(3,489)
Operating lease liabilities, noncurrent	$14,404
The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 31, 2023 and 2022 were 3.8 years and 4.5 years, respectively, and 15.5% as of December 31, 2023 and 2022.
Impairment
During the years ended December 31, 2023 and 2022, the Company recorded $2.3 million and $5.3 million of impairment charges, respectively, on its operating lease right-of-use assets related to the Company’s corporate office space located in San Francisco, California with the impairment expense being recorded within selling, general, and administrative on the consolidated statements of operations.
9.    Redeemable Convertible Preferred Stock
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
The Company allocated the proceeds received on the Preferred Stock Closing Date to the Preferred Stock, Volition Warrant and Volition Penny Warrant (together the “Volition Warrants”) on a relative fair value basis. The aggregate fair value of the Volition Warrants was $0.7 million and determined using a Black-Scholes Model with the following inputs:

Fair value of common stock	$2.16
Exercise Price	$0.01 — $6.33
Expected term in years	3.0
Risk free rate	4.56%
Volatility	67.24%
Dividend yield	—%
Gross proceeds and transaction costs were allocated between the Preferred Stock and Volition Warrants as follows:

	Gross Proceeds	Transaction Costs	Net Proceeds
Preferred Stock	$9,336	$(292)	$9,044
Volition Warrants	664	(21)	643
Total	$10,000	$(313)	$9,687
Significant provisions of the Preferred Stock are as follows:
Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the Board of Directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A common stock payable in shares of Class A common stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends as of December 31, 2023 was $0.2 million.
Liquidation
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
Conversion
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
The Company evaluated these features and determined that the Preferred Stock is appropriately classified as temporary equity due to the redemption provisions allowing the holders to redeem the Preferred Stock upon a liquidation transaction or following the seventh anniversary of the closing date. The Volition Warrants and Volition Penny Warrants are classified within additional paid-in capital on the Company’s balance sheet at December 31, 2023.
10.    Common Stock and Warrants
Prior to the Business Combination, Legacy Grove had one class of authorized common stock (Class B common stock). The outstanding shares of Legacy Grove common stock is presented on the consolidated balance sheet and on the statements of convertible preferred stock, contingently redeemable convertible common stock and stockholders’ deficit for the year ended December 31, 2023.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to number of voting rights. Holders of the Company’s Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of the Company’s Class A common stock any time at the option of the holder, and is automatically converted into one share of the Company’s Class A common stock upon transfer (except for certain permitted transfers). Once converted into the Company’s Class A common stock, the Class B common stock will not be reissued. The Company’s Board of Directors has the authority to issue shares of the Preferred Stock in one or more series and to determine the voting rights, designations, powers, preferences, other rights and restrictions of each such series of shares.
Earn-Out Shares
At the closing of the Business Combination, Class B common stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued 2,799,696 shares of the Company’s Class B Common Stock (“Earn-Out Shares”). During the year ended December 31, 2023, certain shareholders surrendered an aggregate 197,284 Earn-Out Shares which, per terms of the Merger Agreement, were cancelled by the Company and not reallocated among the remaining holders. The remaining 2,602,412 Earn-Out Shares will vest (i) with respect to 1,301,206 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $62.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 1,301,206 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $75.00 per share for any 20 trading days within any 30-trading-day period. Such events can occur during a period of ten years following the Business Combination (the “Earn-Out Period”).
If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815 and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of December 31, 2023, the Company did not meet any Earn-Out thresholds.
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
Subsequent to the Closing of the Business Combination, the Private Placement and Public Warrants for shares of the Company’s Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the private placement warrants from being

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities and included in derivative liabilities on the Company's balance sheet as of December 31, 2023.
As of December 31, 2023, the following Warrants were outstanding on an as converted basis:

Warrant Type	Shares	Exercise Price
Public Warrants	1,460,146	$57.50
Private Placement Warrants	1,340,000	$57.50
Public Warrants
The Public Warrants become exercisable into shares of the Company’s Class A common stock commencing on July 16, 2022 and expire on July 16, 2027, or earlier upon redemption or liquidation. At closing, the Company assumed 8,050,000 public warrants. On June 16, 2023, the Company agreed to cancel 749,291 Public Warrants from certain holders. Five whole warrants must be bundled together in order to receive one share of the Company’s Class A common stock at an effective exercise price of $57.50 per share, subject to certain adjustments.
The Company may redeem, with 30 days written notice, each whole outstanding Public Warrant for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $90.00 per share, subject to certain adjustments. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at and effective price of $57.50 per share, subject to certain adjustments. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.
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
Backstop Warrants
In connection with the Business Combination and Backstop Subscription Agreement, the Company issued to the Corvina Holdings limited warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of December 31, 2023.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million shares of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for the Company’s Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of December 31, 2023, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of December 31, 2023, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
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
Concurrent with the HGI Subscription Agreement, the Company also entered into a consulting services agreement (the “Consulting Agreement”) with HCI Grove Management LLC (the “Consultant”). In consideration for the services under the Consulting Agreement, the Company (i) paid the Consultant an upfront fee of $150,000 and (ii) issued the Consultant 905,000 warrants (the “HGI Warrant Shares”) to purchase shares of the Company’s Class A common stock (the “HGI Warrants”), at an exercise price per share of $6.30 (the “Exercise Price”). On November 10, 2022, 40% of the HGI Warrant Shares vested and became issuable (the “Vested Warrants”), and the remaining HGI Warrant Shares (the “Unvested Warrants”) shall vest and become exercisable if, prior to December 31, 2024, the Company achieves at least $100.0 million in quarterly net revenue on a consolidated basis or if the Company consummates a Change of Control, as defined in HGI Warrants. If, as a result of the Change of Control, the Company’s equity holders own less than 25% of the equity securities of the surviving entity in such Change of Control, the Exercise Price shall be increased by 50%.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$6.30
Expected term in years	4.5
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	December 31, 2023		December 31, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	—	1,340,000	—
Public Warrants	1,460,146	—	1,610,000	—
Backstop Warrants	775,005	—	775,005	—
Volition Penny Warrants	20,905	—	—	—
Shares issuable upon conversion of redeemable convertible preferred stock	4,739,336	—	—	—
Other Outstanding common stock warrants	2,484,778	113,776	905,000	113,776
Outstanding stock options	1,084,456	809,847	1,264,302	839,705
Outstanding restricted stock units	4,703,850	9,005	3,864,448	32,149
Shares available for issuance under 2022 Equity Incentive Plan	4,642,495	—	4,158,872	—
Shares available for issuance under ESPP	746,212	—	654,814	—
Total shares of common stock reserved	21,997,183	932,628	14,572,441	985,630
11.    Stock-Based Compensation
Equity Incentive Plan
In 2016, Legacy Grove adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the granting of stock-based awards to employees, directors and consultants under terms and provisions established by the Board of Directors. In April 2022, the Company’s Board of Directors authorized an increase in the number of shares available for issuance under the 2016 Plan by 700,000. In addition, all equity awards of Legacy Grove that were

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

issued under the 2016 Plan were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class B common stock. As a result, each of Legacy Grove’s equity awards were converted into a comparable equity award with respect to shares of the Company’s Class B common stock based on an exchange ratio of approximately 1.1760. As of the effective date of the 2022 Plan (as defined below), no further stock awards have been or will be granted under the 2016 Plan.
In June 2022, the stockholders of the Company approved the Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan (the “2022 Plan”). The Plan provides for the granting of stock-based awards to eligible participants, specifically officers, other employees, non-employee directors, consultants, independent contractors under terms and provisions established by the Board of Directors.
The 2022 Plan authorizes the issuance of the Company’s Class A common stock of up to 8,107,744 shares. The number of shares available shall increase annually on the first day of each calendar year continuing until (and including) calendar year December 31 2032, with annual increases equal to lesser of (i) 5% of the number of shares of the Company’s Class A and Class B common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (ii) an amount determined by the Board of Directors.
Stock option activity under the 2016 Plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2022	2,104,007	$7.95	4.87	$61
Exercised	(37,334)	1.90
Cancelled/forfeited	(172,370)	10.73
Balance – December 31, 2023	1,894,303	7.82	4.23	32
Options vested and exercisable – December 31, 2023	1,681,368	$6.43	3.86	$32
No stock options were granted during the years ended December 31, 2023 and 2022. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $18.65 per share. The total grant date fair value of stock options that vested during the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $10.5 million and $13.3 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was nominal, $1.0 million and $4.3 million, respectively. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

Market-Based Stock Options
In February 2021, the Company granted 203,434 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of December 31, 2023, the market-based vesting criteria had not been met.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Restricted Stock Units
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the year ended December 31, 2023:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2022	3,896,597	$8.78
Granted	4,073,223	2.21
Vested	(2,484,612)	7.15
Cancelled/forfeited	(772,353)	7.56
Balance – December 31, 2023	4,712,855	4.16
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
CEO Award
On August 16, 2023, the Company’s Board of Directors granted its Chief Executive Officer an aggregate of 850,000 Class A common stock RSUs (the “CEO Award”) separate from the Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan. A portion of the CEO Award contains market based vesting requirements consisting of four tranches that vest separately upon the Company’s public stock price meeting certain price thresholds. Additionally, the CEO Award also contains a service requirement with 25% of the shares vesting each year from the grant date for four years. The CEO Award has a total aggregate value of $2.0 million. During the period ended December 31, 2023, the Company recorded $0.3 million of stock-based compensation expense related to the CEO Award.

Employee Stock Purchase Plan
In May 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders. The ESPP went into effect on November 16, 2022. Subject to certain limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 20% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. Subject to adjustment in the case of certain capitalization events, a total of 3,274,070 shares of Class A common stock of the Company were available for purchase at adoption of the ESPP. Pursuant to the ESPP, beginning the fiscal year ended December 31, 2023 the annual share increase pursuant to the evergreen provision is determined based on the lesser of (i) 3,274,070 shares (ii) 1% of the number of shares of the Company’s Class A Common Stock and Class B Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year, or (iii) such number of shares as determined by the Board of Directors. The Company recognized $0.8 million and $0.1 million of expense related to the ESSP for the years ended December 31, 2023 and 2022, respectively. There were 263,219 shares of Class A common stock purchased under the ESPP during the year ended December 31, 2023 with a weighted average fair value of $0.85. No shares were purchased under the ESPP during the year ended December 31, 2022.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The following assumptions were used in estimating the fair values of shares under the ESPP for the period indicated:

Year Ended December 31, 2023
Fair value of common stock	$2.37 - $6.20
Expected term (in years)	0.50 - 1.00
Volatility	66.00% - 73.00%
Risk-free interest rate	4.54% - 5.24%
Dividend yield	—

Equity Award Modifications

During the year ended December 31, 2022, the Company modified stock options held by former and existing employees to accelerate vesting and to extend the post-termination exercise period of the awards from 60 days to 1, 2 or 10 years after termination, as well as accelerated the vesting of certain stock options and RSUs. The modifications resulted in modification expenses of $2.9 million during the year ended December 31, 2022. Equity award modifications were immaterial for the year ended December 31, 2023.
On September 19, 2022, the Company’s Board of Directors approved a stock option exchange which permitted certain employee and non-employee option holders, subject to specified conditions, to exchange some or all of their outstanding stock options to purchase shares of the Company's common stock for RSUs to be issued under the 2022 Plan (the “Option Exchange”). The Option Exchange commenced on September 26, 2022 and concluded on October 21, 2022, with RSUs being issued in the Option Exchange on October 27, 2022 following approval by the Compensation Committee of the Company’s Board of Directors. For fully vested stock options that were tendered in the Option Exchange, the Company issued RSUs which were unvested immediately following the Option Exchange and vested or will vest 50% on each of February 15, 2023 and May 15, 2023. RSUs issued in exchange for unvested options vested or will vest in equal installments on each February 15, May 15, August 15 and November 15 until becoming fully vested in the calendar quarter in which the stock option tendered in exchange for such RSUs would have fully vested had it not been exchanged. As a result of the Option Exchange, 2,595,496 stock options, with a weighted average exercise price of $16.20, were exchanged for 1,916,450 RSUs. The aggregate incremental stock-based compensation expected to be recognized over the vesting periods for awards related to the Option Exchange is $4.4 million,
Stock-Based Compensation Expense
For the years ended December 31, 2023, 2022, and 2021 the Company recognized a total of $15.5 million, $43.6 million and $14.6 million of stock-based compensation expense, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of December 31, 2023, the total unrecognized compensation expense related to unvested options and RSUs was $17.8 million, which the Company expects to recognize over an estimated weighted average period of 1.9 years.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

12.    Provision for Income Taxes
The Company is subject to U.S. federal, state, and local corporate income taxes.
The Company’s effective income tax rate reconciliation is composed of the following for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(9.2)%	(7.3)%	(0.6)%
Remeasurement of derivative liabilities	0.1%	17.5%	(0.2)%
Other	—%	0.4%	—%
Change in valuation allowance	(12.0)%	(31.6)%	(20.2)%
Provision for income taxes	(0.1)%	—%	—%
The components of net deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$125,850	$119,345
Deferred revenue	1,745	2,581
Inventory reserve and uniform capitalization	2,509	3,365
Operating lease liabilities	4,364	4,720
Accruals and other reserves	1,332	1,876
Stock-based compensation	5,570	6,856
Business Interest Carryforwards	7,660	4,840
Other	268	268
Total deferred tax assets	149,298	143,851
Less: valuation allowance	(145,711)	(139,033)
Total deferred tax assets, net of valuation allowance	3,587	4,818
Deferred tax liabilities:
Operating lease right-of-use assets	(2,344)	(2,933)
Depreciation and amortization	(1,243)	(1,885)
Total deferred tax liabilities	(3,587)	(4,818)
Net deferred tax assets	$—	$—
The following summarizes the activity related to valuation allowances on deferred tax assets:

	December 31,
	2023	2022
Valuation allowance, as of beginning of year	$139,033	$107,301
Valuation allowance established	5,947	31,270
Changes to existing valuation allowances	731	462
Valuation allowance, as of end of year	$145,711	$139,033
As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $536.8 million and $226.8 million, respectively. $511.9 million of the federal NOL carryforwards have no expiration and can only be used to offset 80% of the Company’s future taxable income. The state NOL carryforwards include $197.0 million with definitive expiration dates and $29.8 million with no expiration. The state NOLs are presented as an apportioned amount.

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
The Company’s valuation allowance was $145.7 million as of December 31, 2023, which represents an increase of $6.7 million from the prior year. The increase in the valuation allowance primarily relates to the following: (i) an increase of $5.9 million relating to current year operating activity, and (ii) an increase of $0.7 million relating to changes to the state blended rate.
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
Uncertain Tax Positions
During the years ended December 31, 2023 and 2022, the Company did not record any uncertain tax positions and the balances of unrecognized tax positions were nominal.
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
The Company files income tax returns in the U.S. federal and various state and local jurisdictions. The Company has no ongoing tax examinations by the U.S. income tax authorities at this time. The Company is subject to U.S. federal, state or local income tax examinations for all prior years.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

13.    Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss, basic and diluted	$(43,232)	$(87,715)	$(135,896)
Less: Accretion on Series A redeemable convertible preferred stock	(957)	—	—
Less: Series A accumulated dividends	(233)	—	—
Net loss attributable to common stockholders, basic and diluted	$(44,422)	$(87,715)	$(135,896)
Net loss per share attributable to common stockholders, basic and diluted	$(1.28)	$(4.85)	$(79.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,797,582	18,101,407	1,714,230

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2023	2022	2021
Convertible preferred stock	4,739,336	—	23,057,403
Common stock options	1,894,303	2,104,007	5,576,504
Restricted stock units	4,712,855	3,896,597	355,436
Preferred stock warrants	—	—	147,152
Common stock warrants	2,598,554	1,018,776	137,669
Private and Public Placement Warrants	2,800,146	2,950,000	—
Earn-Out Shares	2,602,554	2,799,696	—
Shares subject to repurchase	—	—	16,350
ESPP Shares	67,178	—	—
Total	19,414,926	12,769,076	29,290,514
14.    Subsequent Events

In March 2024, the Company announced the planned closure of the St. Peters, Missouri fulfillment center in the second quarter of 2024 to further optimize fulfillment operations. As a result of this announcement, the Company expects to incur charges including, but not limited to, certain exit costs, employee severance charges and certain asset impairments. The Company is currently evaluating the full impact of this announcement on its consolidated financial statements.
In March 2024, the Company entered into an amendment to the lease agreement (the “Amendment”) for its headquarters located in San Francisco, California, to provide for, among other things, a reduction of the amount of space being leased and reduces the monthly lease payments owed to the lessor. In connection with the Amendment, the Company paid $4.8 million upon execution. The Amendment requires the Company to make escalating undiscounted annual base rent payments of up to $0.4 million, payable monthly. The lease term under the Amendment expires in May 2027. The Company is currently evaluating all the terms of this lease modification and its impact on the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company does not expect that its disclosed controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023.

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

3.1	Certificate of Incorporation of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 23, 2022).

3.2	Amended and Restated Bylaws of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-40263) filed with the SEC on November 30, 2023).

3.3
Certificate of Amendment to Certificate of Incorporation of Grove Collaborative Holdings, Inc.(incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 001-40263) filed with the SEC on June 5, 2023).

3.4
Certificate of Designations of Series A Convertible Preferred Stock of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on August 14, 2023).

3.5
Subscription Agreement between Grove Collaborative Holdings and Volition Capital Fund IV, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on August 14, 2023

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

4.15
Warrant Agreement, dated August 11, 2023, between Grove Collaborative Holdings, Inc. and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the SEC on August 14, 2023).

4.16
Warrant Agreement, dated August 11, 2023, between Grove Collaborative Holdings, Inc. and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the SEC on August 14, 2023).

5.1+
Agreement for the Payment of Benefits Following Termination of Employment dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc. and Jeff Yurcisin (incorporated by reference to Exhibit 5.1 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

5.2+
Employee Inducement Performance Based Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.2 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

5.3+
Employee Inducement Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.3 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

5.4+
Letter of Transition by and between Grove Collaborative Holdings, Inc. and Stuart Landesberg (incorporated by reference to Exhibit 5.4 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

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

10.8+
Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan and forms of agreement thereunder (incorporated by reference to Annex I to the Registration Statement on Form S-4/A (File No. 001-40263), filed with the SEC on May 13, 2022).

10.9+
Grove Collaborative Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex J to the Registration Statement on Form S-4/A (File No. 001-40263), filed with the SEC on May 13, 2022).

Exhibit Number	Description
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

Exhibit Number	Description
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

10.32+
Form of Performance Cash Award Notice and Performance Cash Award Agreement under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-Q, filed with the SEC on May 11, 2023)

10.33†
Loan and Security Agreement, dated as of March 10, 2023, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., each of their subsidiaries signatory thereto from time to time as guarantors, and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on March 14, 2023).

10.34††
Amendment No. 1 to Loan and Security Agreement, dated as of March 10, 2023, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., Ocean II PLO LLC and the lending institutions party thereto (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-Q filed with the SEC on May 11, 2023)

10.35*+	Form of Performance Based Restricted Stock Unit Award Notice under Grove Collaborative Holdings, Inc 2022 Equity and Incentive Plan

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed on March 16, 2023)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Grove Collaborative Holdings, Inc. Compensation Clawback Policy

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: March 20, 2024	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Jeff Yurcisin
		Name:	Jeff Yurcisin
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2024	By:	/s/ Rayhan Arif
Rayhan Arif, Director

Date: March 20, 2024	By:	/s/ Larry Cheng
Larry Cheng, Director

Date: March 20, 2024	By:	/s/ Christopher Clark
Christopher Clark, Director

Date: March 20, 2024	By:	/s/ Kevin Cleary
Kevin Cleary, Director

Date: March 20, 2024	By:	/s/ David Glazer
David Glazer, Director

Date: March 20, 2024	By:	/s/ Stu Landesberg
Stu Landesberg, Director

Date: March 20, 2024	By:	/s/ Kristine Miller
Kristine Miller, Director

Date: March 20, 2024	By:	/s/ John Replogle
John Replogle, Director

Date: March 20, 2024	By:	/s/ Naytri Shroff Sramek
Naytri Shroff Sramek, Director