Form 10-Q
period 2024-03-31
Grove Collaborative Holdings, Inc.
filed 2024-05-14
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40263
_____________________________________
Grove Collaborative Holdings, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	88-2840659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Sansome Street San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)
Tel.: (800) 231-8527
(Registrants telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	GROV	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
The registrant had outstanding 32,730,421 shares of Class A common stock and 5,451,615 shares of Class B common stock as of May 9, 2024.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the three ended March 31, 2024 and 2023	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity for the three months ended March 31, 2024 and 2023	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	40
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	70
Signatures		73

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

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,757	$86,411
Restricted cash	3,325	5,650
Inventory, net	31,451	28,776
Prepaid expenses and other current assets	3,422	3,359
Total current assets	115,955	124,196
Restricted cash	502	2,802
Property and equipment, net	10,008	11,625
Operating lease right-of-use assets	9,043	9,612
Other long-term assets	2,355	2,507
Total assets	$137,863	$150,742
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,200	$8,074
Accrued expenses	11,939	16,020
Deferred revenue	6,569	7,154
Operating lease liabilities, current	1,703	3,489
Other current liabilities	482	306
Total current liabilities	28,893	35,043
Debt, noncurrent	72,533	71,662
Operating lease liabilities, noncurrent	7,610	14,404
Derivative liabilities	11,313	11,511
Total liabilities	120,349	132,620
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value - 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 10,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	10,000	10,000

Stockholders’ equity:
Common stock - $0.0001 par value – 600,000,000 Class A shares authorized at March 31, 2024 and December 31, 2023; 32,477,667 and 32,183,695 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively; 200,000,000 Class B shares authorized at March 31, 2024 and December 31, 2023; 5,704,431 and 5,724,199 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	631,991	629,208
Accumulated deficit	(624,481)	(621,090)
Total stockholders’ equity	7,514	8,122
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$137,863	$150,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue, net	$53,545	$71,565
Cost of goods sold	23,805	34,310
Gross profit	29,740	37,255

Operating expenses:
Advertising	2,053	8,673
Product development	3,626	4,216
Selling, general and administrative	24,594	38,021
Operating loss	(533)	(13,655)

Non-operating expenses:
Interest expense	4,129	3,729
Changes in fair value of derivative liabilities	(198)	292
Other income, net	(1,083)	(4,617)
Total non-operating expenses (income), net	2,848	(596)
Loss before provision for income taxes	(3,381)	(13,059)
Provision for income taxes	10	10
Net loss	$(3,391)	$(13,069)
Less: Accumulated dividends on redeemable convertible preferred stock	(150)	—
Net loss attributable to common stockholders, basic and diluted	$(3,541)	$(13,069)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.39)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,262,917	33,747,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	$8,122
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	274	—	(381)	—	(381)
Stock-based compensation	—	—	—	—	3,164	—	3,164
Net loss	—	—	—	—	—	(3,391)	(3,391)
Balances at March 31, 2024	10	$10,000	38,182	$4	$631,991	$(624,481)	$7,514

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	35,571	$4	$604,387	$(577,858)	$26,533
Issuance of common stock upon exercise of stock options	36	—	68	—	68
Cancellation of Earn-Out Shares	(197)	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	339	—	(356)	—	(356)
Reduction in transaction costs	—	—	9,609	—	9,609
Stock-based compensation	—	—	4,915	—	4,915
Net loss	—	—	—	(13,069)	(13,069)
Balances at March 31, 2023	35,749	$4	$618,623	$(590,927)	$27,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(3,391)	$(13,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease modification	(3,139)	—
Stock-based compensation expense	3,113	4,893
Depreciation and amortization	2,201	1,448
Changes in fair value of derivative liabilities	(198)	292
Reduction in transaction costs allocated to derivative liabilities upon Business Combination	—	(3,745)
Non-cash interest expense	961	948
Inventory reserve	(505)	124
Other non-cash expenses	—	77
Changes in operating assets and liabilities:
Inventory	(2,170)	3,078
Prepaids and other assets	(14)	(828)
Accounts payable	125	1,554
Accrued expenses	(4,082)	162
Deferred revenue	(585)	(1,726)
Operating lease right-of-use assets and liabilities	(4,872)	(261)
Other liabilities	176	316
Net cash used in operating activities	(12,380)	(6,737)

Cash Flows from Investing Activities
Purchase of property and equipment	(518)	(784)
Net cash used in investing activities	(518)	(784)

Cash Flows from Financing Activities
Payment of transaction costs related to the Business Combination	—	(4,150)
Proceeds from issuance of debt	—	7,500
Payment of debt issuance costs	—	(837)
Repayment of debt	—	(235)
Payments related to stock-based award activities	(381)	(288)
Net cash (used in) provided by financing activities	(381)	1,990

Net decrease in cash, cash equivalents and restricted cash	(13,279)	(5,531)
Cash, cash equivalents and restricted cash at beginning of period	94,863	95,985
Cash, cash equivalents and restricted cash at end of period	$81,584	$90,454

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$10	$9
Cash paid for interest	3,192	2,734
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$24	$113
Reduction in transaction costs allocated to equity instruments	—	9,609

Reconciliation of cash, cash equivalents, and restricted cash:
	March 31,
	2024	2023
Cash and cash equivalents	$77,757	$81,653
Restricted cash	3,827	8,801
Total cash, cash equivalents and restricted cash	$81,584	$90,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Grove Collaborative Holdings, Inc., a public benefit corporation, and its wholly owned subsidiaries (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with an environmental focus and headquartered in San Francisco, California. The Company does not have any operations outside the United States. The Company sells its products through two channels: a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties, and the retail channel into which the Company sells products from Grove-owned brands at wholesale. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.
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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 20, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $624.5 million as of March 31, 2024. The Company’s existing sources of liquidity as of March 31, 2024 include unrestricted cash and cash equivalents of $77.8 million and availability of debt from the Siena Revolver (defined in Note 5, Debt). The Company has historically funded operations primarily with issuances of redeemable convertible preferred stock, convertible preferred stock, contingently redeemable convertible common stock and the

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
incurrence of debt. The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q (the “Quarterly Report”). Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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
Significant Accounting Policies
There have been no significant changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of reserve amounts for the Company’s inventories on hand, useful life of intangible assets, sales returns and allowances and certain assumptions used in the valuation of equity awards, the estimated fair value of common stock liability classified Public and Private Placement Warrants, the fair value of Earn-Out liabilities and the fair value of the Structural Derivative Liability. Actual results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on Series A Redeemable Convertible Preferred Stock (Note 8, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 7, Common Stock and Warrants) and Volition Penny Warrants (Note 8, Redeemable Convertible Preferred Stock).
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
Restricted Cash
Short-term restricted cash represents cash on deposit with a financial institution to collateralize short-term obligations related to company credit cards. Long-term restricted cash represents cash on deposit with a financial institution to collateralize letters of credit related to the Company’s non-cancellable operating leases. Restricted cash is stated at cost, which approximates fair value.
Concentration of Risks
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains the majority of its cash, cash equivalents and restricted cash in accounts with one financial institution within the United States, generally in the form of demand accounts. Deposits in this institution exceed federally insured limits. Management believes minimal credit risk exists with respect to this financial institution and the Company has not experienced any losses on such amounts.
The Company depends on a limited number of vendors to supply products sold by the Company. For the three months ended March 31, 2024, the Company’s top five suppliers combined represented approximately 40% of the Company’s total inventory purchases. For the three months ended March 31, 2023, the Company’s top five suppliers combined represented approximately 50% of the Company’s total inventory purchases.
Revenue Recognition
The Company primarily generates revenue from the sale of both third-party and Grove Brands products through its DTC platform. Customers purchase products through the website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by the Company’s recommendation engine, and features that appear in marketing on-site, in emails and on the Company’s mobile application. Most customers purchase a combination of products recommended by the Company based on previous purchases and new products discovered through marketing or catalog browsing. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. In order to reduce the environmental impact of each shipment and to reduce shipping costs, the Company has a minimum total sales order value threshold policy which is required to be met before the order qualifies for shipment. Payment is collected upon finalizing the order. The products are subsequently packaged and shipped to fill the order. Customers can customize future purchases by selecting products they want to receive on a specified cadence or by selecting products for immediate shipment.
The Company also offers a VIP membership to its customers for an annual fee which includes the ability to receive free shipping, free gifts and early access to exclusive sales, all of which are available at the customers’ option, should they elect to make future purchases of the Company’s products within their annual VIP membership benefit period. Many customers receive a free 75-day VIP membership for trial purposes, typically upon their first qualifying order. After the expiration of this free trial VIP membership period, customers may proactively enroll in a VIP membership via their account settings and pay an annual VIP membership fee. After a customer enrolls in VIP membership, the membership automatically renews until cancelled. The customer is alerted before any VIP membership renews.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
At inception of the VIP membership benefit period, the Company allocates the VIP membership fee to each of the two material rights using a relative standalone selling price basis. Generally, standalone selling prices are determined based on the observable price of the good or service when sold separately to non-VIP customers and the estimated number of shipments and free products per benefit period. The Company also considers the likelihood of redemption when determining the standalone selling price for free products and then recognizes these allocated amounts upon the shipment of a qualifying customer order. To date, customers buying patterns closely approximate a ratable revenue attribution method over the customers VIP Membership period.
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of March 31, 2024 and December 31, 2023 the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets was not material.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue, net:
Grove Brands	$23,046	$34,976
Third-party products	30,499	36,589
Total revenue, net	$53,545	$71,565

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue and other current liabilities were $6.6 million and $0.1 million, respectively, as of March 31, 2024 and $7.2 million and $0.1 million, respectively, as of December 31, 2023. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the three months ended March 31, 2024 that was previously included in deferred revenue and other current liabilities as of December 31, 2023 was $3.7 million and $0.1 million, respectively.
Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the Company recorded fulfillment costs of $12.1 million and $17.0 million, respectively, which included $7.3 million and $10.4 million in shipping and handling expenses, respectively, and $2.8 million and $3.9 million in Fulfillment Labor, respectively.

Recently Issued Accounting Standards

In October 2023, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of ASU 2023-06 on its consolidated financial statements and disclosures.

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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative. Cash equivalents, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates the prevailing market rate.
On June 12, 2023, the NYSE delisted the Public Warrants from trading due to their low price levels. See Note 7, Common Stock and Warrants for additional details. The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 7, Common Stock and Warrants. Five Public Warrants or Private Placement Warrants must be bundled together to receive one share of the Company’s Class A common stock. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions:

	March 31, 2024	December 31, 2023
Fair value of common stock	$0.33	$0.35
Exercise Price	$11.50	$11.50
Risk-free interest rate	4.40%	3.93%
Expected term (in years)	3.29	3.54
Volatility	75.39%	71.77%
Dividend yield	—	—

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$74,645	$—	$—	$74,645
Total	$74,645	$—	$—	$74,645
Financial Liabilities:
Earn-Out Shares	$—	$—	$2,722	$2,722
Public Warrants	—	—	32	32
Private Placement Warrants	—	—	29	29
Structural Derivative Liability	—	—	8,530	8,530
Total	$—	$—	$11,313	$11,313

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$83,431	$—	$—	$83,431
Total	$83,431	$—	$—	$83,431
Financial Liabilities:
Earn-Out Shares	—	—	2,973	2,973
Public Warrants	—	—	31	31
Private Placement Warrants	—	—	37	37
Structural Derivative Liability	—	—	8,470	8,470
Total	$—	$—	$11,511	$11,511
Earn-Out Shares
Certain Earn-Out Shares were accounted for as a liability, refer to Note 7, Common Stock and Warrants. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
Private Placement and Public Warrants Liabilities
As of March 31, 2024, the Company has Private Placement and Public Warrants defined and discussed in Note 7, Common Stock and Warrants. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.

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
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Earn-Out Shares	Public Warrants	Private Placement Warrants	Structural Derivative Liability	Total
Balance at December 31, 2023	$2,973	$37	$31	$8,470	$11,511
Change in fair value	(251)	(5)	(2)	60	(198)
Balance at March 31, 2024	$2,722	$32	$29	$8,530	$11,313

4.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Inventory purchases	$2,736	$3,512
Compensation and benefits	2,314	5,071
Advertising costs	331	457
Fulfillment costs	1,093	789
Sales taxes	1,067	1,106
Other accrued expenses	4,398	5,085
Total accrued expenses	$11,939	$16,020

5.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Structural Debt Facility	$65,033	$64,162
Siena Revolver	7,500	7,500
Total debt, noncurrent	$72,533	$71,662
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants the Company must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural Lenders has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Structural Lenders would exercise the subjective acceleration clause is remote. As of March 31, 2024, the Company was in compliance with these debt covenants.
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
Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and incurrence of an additional Structural Derivative Liability amount of $7.1 million. As of March 31, 2024, the Company had $72.0 million in principal outstanding under the Structural Debt Facility with an effective interest rate of 20.84%.
Siena Revolver
In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s balance sheet and being amortized through the Revolver’s scheduled maturity date. Additional borrowing capacity from the Siena Revolver was $9.1 million as of March 31, 2024.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings, as defined by the Siena Revolver, and 3.75% to 5.50% per annum in the case of Term SOFR Borrowings, as defined by the Siena Revolver. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
ongoing assessment of the Company. The Company believes the likelihood that Siena would exercise the subjective acceleration clause is remote. As of March 31, 2024, the Company was in compliance with these debt covenants.
The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of March 31, 2024, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver. The interest rate on the outstanding balance as of March 31, 2024 was 9.18%.

6.    Commitments and Contingencies
Merchandise Purchase Commitments
As of March 31, 2024 and December 31, 2023, the Company had obligations to purchase $10.7 million and $14.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.2 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively, primarily related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.

Lease Modification

In March 2024, the Company entered into an amendment to the lease agreement (the “Lease Amendment”) for its headquarters located in San Francisco, California, to provide for, among other things, a reduction of the amount of space being leased and of the monthly lease payments owed to the lessor. The Company concluded this was a modification of the existing lease agreement.

In connection with the execution of the Lease Amendment, the Company paid $4.8 million which was determined to be consideration for the remaining space being leased and was considered in remeasuring the Company's ROU asset and lease liability upon execution of the amendment. The Lease Amendment requires the Company to make escalating undiscounted annual base rent payments of up to $0.4 million, payable monthly. The lease term under the Lease Amendment expires in May 2027. The Company previously recognized an impairment loss due to the abandonment of portions of the underlying asset. For the three months ended March 31, 2024, the Company recognized a gain of $3.1 million within selling, general and administrative expense within its consolidated statements of operations upon remeasuring its lease liability and right of use asset.
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

The Federal Trade Commission is currently investigating the Company’s billing and automatic renewal practices (the “FTC Matter”). The FTC Matter specifically relates to an investigation of the Company’s compliance with Section 5 of the Federal Trade Commission Act, the Restore Online Shoppers’ Confidence Act, the CAN-SPAM Rule, the Unordered Merchandise Statute, and other matters related to our subscription offerings. The Company certified compliance with the initial FTC Civil Investigative Demand on June 16, 2023 and continues to work closely with investigators toward resolution on this matter. To date, no legal proceeding has commenced regarding this matter. As the outcome is uncertain at this time, the Company cannot estimate the probability of loss or make an estimate of the potential loss or range of loss in this matter.
7.     Common Stock and Warrants

On June 16, 2022 (the “Closing Date”), the Company consummated the transactions contemplated by an Agreement and Plan of Merger, dated December 7, 2021, amended and restated on March 31, 2022 (the “Merger Agreement”), among Virgin Group Acquisition Corp. II, a blank check company incorporated as a Cayman Islands exempt company in 2020 (“VGAC II”), Treehouse Merger Sub, Inc., Treehouse Merger Sub II, LLC (“VGAC II Merger Sub II”), and Legacy Grove (“the Merger”). In connection with the Merger, VGAC II changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to Grove Collaborative Holdings, Inc (the “Domestication”), a public benefit corporation. On the Closing Date, VGAC Merger Sub II merged with and into Legacy Grove with Legacy Grove being the surviving corporation and a wholly-owned subsidiary of the Company (the “Initial Merger”), and, immediately following the Initial Merger, and as part of the same overall transaction as the Initial Merger, Legacy Grove merged with and into VGAC Merger Sub II, the separate corporate existence of Legacy Grove ceased, and VGAC Merger Sub II continued as the surviving company and a wholly-owned subsidiary of the Company and changed its name to Grove Collaborative, Inc. (together with the Merger and the Domestication, the “Business Combination”).

The Business Combination was accounted for as a reverse recapitalization with Legacy Grove being the accounting acquirer and VGAC II as the acquired company for accounting purposes.
Earn-Out Shares
On the Closing Date, Class B common stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued an aggregate 2,799,696 shares of the Company’s Class B Common Stock (“Earn-Out Shares”). Certain shareholders have since surrendered an aggregate 197,284 Earn-Out Shares, which per terms of the Merger Agreement, were cancelled by the Company and not reallocated to the remaining holders. The remaining 2,602,412 Earn-Out Shares can vest within a period of ten years following the Business Combination (the “Earn-Out Period”) (i) with respect to 1,301,206 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $62.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 1,301,206 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $75.00 per share for any 20 trading days within any 30-trading-day period.
If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of March 31, 2024, the Company did not meet any Earn-Out thresholds.
Class A Common Stock Warrants

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
On the Closing Date, the Company was deemed to have assumed 6,700,000 Private Placement Warrants for the Company’s Class A common stock that were held by Virgin Group Acquisition Sponsor II LLC (the “Sponsor”) and 8,050,000 of the Company’s Class A common stock Public Warrants that were held by VGAC II’s shareholders. The warrants will expire on July 16, 2027, or earlier upon redemption or liquidation. Five whole warrants must be bundled together in order to receive one share of the Company’s Class A common stock at an effective exercise price of $57.50.
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
As of March 31, 2024, the following warrants were outstanding on an as-converted basis:

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
The Company may redeem, with 30 days written notice, each whole outstanding Public Warrant for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $90.00 per share, subject to certain adjustments. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at an effective price of $57.50 per share, subject to certain adjustments. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A common stock for any 20 trading days within the 30 trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of March 31, 2024.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of March 31, 2024, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of March 31, 2024, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
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
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$6.30
Expected term in years	4.5
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	March 31, 2024		December 31, 2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	—	1,340,000	—
Public Warrants	1,460,146	—	1,460,146	—
Backstop Warrants	775,005	—	775,005	—
Volition Penny Warrants	20,905	—	20,905	—
Shares issuable upon conversion of redeemable convertible preferred stock	4,739,336	—	4,739,336	—
Other outstanding common stock warrants	2,484,778	113,776	2,484,778	113,776
Outstanding stock options	1,026,087	786,675	1,084,456	809,847
Outstanding restricted stock units	5,262,446	1,611	4,703,850	9,005
Shares available for issuance under 2022 Equity Incentive Plan	5,794,026	—	4,642,495	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	1,125,290	—	746,212	—
Total shares of common stock reserved	24,028,019	902,062	21,997,183	932,628

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
8.    Redeemable Convertible Preferred Stock

On August 11, 2023 (the “Preferred Stock Closing Date”), the Company entered into a subscription agreement (the “Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) where the Company received gross proceeds of $10.0 million in exchange for 10,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Preferred Stock”), the issuance of a warrant to purchase 1,579,778 shares of Grove’s Class A common stock at an exercise price of $6.33 per share (the “Volition Warrant”) and the issuance of a separate warrant to Volition to purchase 20,905 shares of Grove’s Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrant”). The Volition Warrant and the Volition Penny Warrant each expire on the three-year anniversary of the Preferred Stock Closing Date and became exercisable six months following the Preferred Stock Closing Date.
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

Significant provisions of the Preferred Stock are as follows:

Dividends – The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the Board of Directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A common stock payable in shares of Class A common stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends as of March 31, 2024 was $0.4 million.

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

Voting – Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of Class A common stock into which such shares of the Preferred Stock are then convertible based on the conversion price as of the record date for determining stockholders entitled to vote on such matter and shall have voting rights and powers equal to the voting rights and powers of the Class A common stock (except as otherwise expressly provided herein or as required by law, voting together with the Class A common stock as

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
a single class) and shall be entitled to notice of any such stockholders’ meeting in accordance with the Bylaws of the Company. For so long as an original purchaser of the Preferred Stock beneficially holds 20% or more of the shares of Class A Common Stock (calculated on as converted basis based on the Conversion Price (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like)) such purchaser acquired pursuant to the Preferred Stock Subscription Agreement, such purchaser shall have the right to designate up to one director for election to the Board of Directors as a Class I Director.

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

The Company evaluated these features and determined that the Preferred Stock is appropriately classified as temporary equity due to the redemption provisions allowing the holders to redeem the Preferred Stock upon a liquidation transaction or following the seventh anniversary of the closing date. The Volition Warrants and Volition Penny Warrants are classified within additional paid-in capital on the Company’s balance sheet as of March 31, 2024.
9.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2023	1,894,303	$7.82	4.23	$32
Cancelled/forfeited	(81,541)	$12.10
Balance – March 31, 2024	1,812,762	$7.63	4.08	$27
Options vested and exercisable – March 31, 2024	1,603,102	$6.15	3.72	$27
No options were granted during the three months ended March 31, 2024 and 2023. The total grant date fair value of options that vested during three months ended March 31, 2024 and 2023 was nominal. No options were exercised during three months ended March 31, 2024 and the aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was nominal. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,434 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. As of March 31, 2024, the market-based vesting criteria had not been met. All expense related to this award has been recognized in prior periods.
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the three months ended March 31, 2024:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2023	4,712,855	$4.16
Granted	1,319,536	$1.68
Vested	(487,133)	$5.24
Cancelled/forfeited	(281,201)	$3.26
Balance – March 31, 2024	5,264,057	$3.48

CEO Award

In August 2023, the Company’s Board of Directors granted its Chief Executive Officer an aggregate of 850,000 Class A common stock RSUs (the “CEO Award”) separate from the Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan. A portion of the CEO Award contains market based vesting requirements consisting of four tranches that vest separately upon the Company’s public stock price meeting certain price thresholds. Additionally, the CEO Award also contains a service requirement with 25% of the shares vesting each year from the grant date for four years.

The CEO Award has a total aggregate value of $2.0 million. During the three months ended March 31, 2024, the Company recorded $0.1 million of stock-based compensation expense related to the CEO Award.

Executive Chair Award

In February 2024, the Company’s Board of directors granted its Executive Chairman of the Board of directors 286,000 shares of market-based restricted stock units (the “Executive Chair Award”). The Executive Chair Award consists of the four tranches that vest separately upon the Company’s public stock price meeting certain price thresholds. Additionally, the Executive Chair Award also contains a service requirement with 33% of the shares vesting each year from the grant date for three years.

The Executive Chair Award has a total aggregate fair value of $0.4 million. During the three months ended March 31, 2024, stock based compensation expense related to the Executive Chair Award was not material.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Stock-Based Compensation Expense
The Company recognized a total of $3.1 million and $4.9 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of March 31, 2024, the total unrecognized compensation expense related to unvested options and RSUs was $15.6 million, which the Company expects to recognize over an estimated weighted average period of 1.8 years.

10.    Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss, basic and diluted	$(3,391)	$(13,069)
Less: Series A accumulated dividends	(150)	$—
Net loss attributable to common stockholders, basic and diluted	$(3,541)	$(13,069)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.39)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,262,917	33,747,855

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2024	2023
Redeemable convertible preferred stock	4,739,336	—
Common stock options	1,812,762	2,034,498
Restricted stock units	5,264,057	5,882,778
Common stock warrants	2,598,554	1,018,781
Private and Public Placement Warrants	2,800,146	2,950,000
Earn-Out Shares	2,602,412	2,602,554
ESPP shares	199,224	164,305
Total	20,016,491	14,652,916

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Grove Collaborative Holdings, Inc. (“Grove,” “we,” “us,” and “our”) should be read with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements based upon current expectations that involves risks and uncertainties. Grove’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in our Annual Report on Form 10-K for the year ended December 31, 2023 or in other parts of this Quarterly Report on Form 10-Q. Grove’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2023 refer to the year ended December 31, 2023.
Overview

Grove is a sustainability-oriented consumer products company. We use our connection with consumers to create and curate authentic, disruptive brands and products. We build natural products that perform as well as or better than many leading consumer packaged goods (“CPG”) brands (both conventional and natural), while being healthier for consumers and the planet.

Our omnichannel distribution strategy enables us to reach consumers where they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We refer to this part of our business as “DTC.” We expanded into brick-and-mortar retail in April 2021 with the launch of a curated assortment of Grove Co. best sellers in cleaning, laundry, hand and dish categories at Target and have since established additional retail partnerships with Amazon, CVS, Meijer, and Kroger. Our products were sold in over 10,000 stores across these retail partnerships as of March 31, 2024. We believe our retail strategy will generate additional brand awareness, especially as consumer concerns about single-use plastic continue to rise.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both topline and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $624.5 million as of March 31, 2024. Beginning in the second half of 2022, we substantially reduced our operating expenses across the business in support of our drive toward profitability. These expense reductions, particularly in advertising, have resulted in a substantial decline in our revenue.
On June 16, 2022, we consummated the transactions contemplated by an Agreement and Plan of Merger, dated December 7, 2021, amended and restated on March 31, 2022 (the “Business Combination”). Refer to Note 7, Common Stock and Warrants, included in the financial statements found in Item 1 of this form 10-Q for further details.

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
Ability to Continue to Innovate in Products and Packaging
Our continued product innovation is integral to our future growth. We have developed and launched over 500 individual products in recent years. The research, development, testing and improvement has been led by our research and development team, which includes experienced chemists and formulators, who work closely with our sustainability team. These new and innovative products, as well as our focus on environmentally responsible packaging, have been key drivers of our value proposition to date. An important element of our product development strategy is our ability to engage directly with customers through our DTC platform to assess demand and market preferences. To the extent our customers increasingly access our products through retail channels, we will need to find ways to maintain this important feedback loop. As a result of our cost reductions in recent periods, we have substantially reduced our investment in product innovation. Our future success in research and development and ability to assess customer needs and develop sustainable and effective products will be central to attracting and retaining consumers in the future and to growing our market penetration and our impact on human and environmental health.
Ability to Expand our Retail Distribution
We have an opportunity to expand our distribution in retail channels, both broadening our partner reach and introducing our products across more doors within a single partner. We also have the opportunity to deepen our retail distribution by increasing the number of retail products we offer. We are pursuing partnerships with a wide variety of retailers, including big-box retailers, online retailers, grocery stores, drugstores and specialty retailers. Our ability to execute this strategy will depend on a number of factors, such as retailers’ satisfaction with the sales and profitability of our products. In the near-term, retail expansion will require partnerships with retailers on launches and we may choose to invest in promotions to drive sales and awareness over time. To the extent we are successful in retail expansion over the next several years, we expect to see potential negative effects on gross margins resulting from the retail cost structure to be approximately offset by savings in fulfillment costs driven by bulk shipping to retailers versus individualized fulfillment to consumers, through our fulfillment centers.
Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through online and offline marketing channels. In recent years, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, supply and demand dynamics in the market, and other factors have caused the cost of marketing in these channels to increase consistently. We made changes in 2023 to our online purchase flow and subscription process. During the transition, we experienced a reduction of the rate at which visitors convert into subscribers, which has made it more difficult to cost-effectively acquire subscribers. We began to launch further improvements to this process in 2024, which initially caused a negative impact on conversion, but we have since experienced improving conversion. Failure to effectively adapt to changes in online marketing dynamics or changes to our internet platform, or to otherwise attract customers on a cost-efficient basis would adversely impact our path to revenue growth, profitability and our operating results. Recently, we implemented a lower-spend strategy to optimize the cost of acquiring new customers but as conversion improves, we plan to spend more on advertising to drive growth in future quarters. Our ability to balance cost-efficient acquisitions while driving consumer awareness may impact the cost of acquiring new customers, profitability and operating results.
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
Ability to Achieve Profitable Growth; Positive Cash Flow and Scale

We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by relentlessly creating and curating planet-first, high-performance brands and products. After experiencing high rates of growth prior to and in part driven by the COVID-19 pandemic, in 2022 and 2023 we substantially reduced our expense structure and operations in light of declining revenue, and as a result we have reduced our operating losses and cash consumption. To grow and achieve profitability over the longer term, we will need to expand our DTC business, continue to grow our retail presence and achieve scale that will allow us to drive efficiencies in generating brand awareness, acquiring customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our recent gains in approaching profitability may not be sustainable in the near term due to the effects of seasonality, steps we may take to drive growth or other factors. If we are unable to achieve profitable growth, our prospects may be materially and adversely affected.
Key Operating and Financial Metrics
In addition to our condensed consolidated financial statements, included elsewhere in this Form 10-Q, we assess the performance of our overall business using the following metrics and measures, among others. We use the metrics to aid us in identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
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

The following table presents our key operating metrics for the periods presented:

	Three Months Ended March 31,
(in thousands, except DTC Net Revenue Per Order and percentages)	2024	2023
Financial and Operating Data
Grove Brands % Net Revenue	43%	49%
DTC Total Orders	773	1,097
DTC Active Customers	807	1,241
DTC Net Revenue Per Order	$66	$62
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including Grove Co., Honu, Peach, Rooted Beauty and Superbloom divided by our total net revenue. Our total DTC net revenue includes revenue from both Grove Brands and third-party brands that we carry, while our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. In the three months ended March 31, 2024, Grove Brands % Net Revenue declined due to a decrease in Grove Brands products in existing customer orders as we continue to expand our third-party offerings and a decrease in new customer orders, which typically include more Grove Brands products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three months ended March 31, 2024, DTC Total Orders declined primarily due to our reduction in advertising spend, resulting in fewer new customers and therefore fewer overall orders.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three months ended March 31, 2024, DTC Active Customers declined primarily due to our reduction in advertising spend resulting in fewer new customers and therefore fewer overall orders.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the three months ended March 31, 2024 compared to the prior year comparative period as a result of decreases in the number of lower-net revenue first orders, increased number of products sold per order due to our expanded product offering.
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
We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense; depreciation and amortization; changes in fair values of derivative liabilities; transaction costs allocated to derivative liabilities upon closing of the Business Combination; interest income; interest expense; restructuring and severance related costs; provision for income taxes and legal settlement expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Three Months Ended March 31,
	2024	2023

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(3,391)	$(13,069)
Stock-based compensation	3,113	4,893
Depreciation and amortization	2,201	1,448
Changes in fair value of derivative liabilities	(198)	292
Reduction in transaction costs allocated to derivative liabilities upon Business Combination	—	(3,745)
Interest income	(1,086)	(424)
Interest expense	4,129	3,729
Restructuring and severance related costs(1)	(2,885)	46
Provision for income taxes	10	10
Total Adjusted EBITDA	$1,893	$(6,820)
Net loss margin	(6.3)%	(18.3)%
Adjusted EBITDA margin (loss)	3.5%	(9.5)%

(1)Restructuring expenses for the three months ended March 31, 2024 consisted of a $3.1 million gain from the Company’s modification of its lease at its San Francisco headquarters offset by $0.3 million in severance-related charges. For the three months ended March 31, 2023, restructuring expenses consisted solely of severance-related charges.
Components of Results of Operations
Revenue, Net
We generate revenue primarily from the sale of both third-party and our Grove Brands products through our DTC platform. Customers purchase products through our website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by our recommendation engine, and featured products that appear in marketing on-site, in emails and on our mobile application. Most customers purchase a combination of products recommended by us based on previous purchases and new products discovered through marketing or catalog browsing. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. We also generate revenue from the sale of our Grove Brands products through the retail channel.

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
Gross Profit and Gross Margin
Gross profit represents revenue less the cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. We generally record higher gross margins associated with sales of Grove Brands products compared to sales of third-party products. To help motivate first-time customers to purchase on our DTC platform, we generally offer higher discounts and free product offerings, and as a result our overall margins can be adversely affected in periods of rapid new customer acquisition. Our gross margin also fluctuates from period to period based on promotional activity, product and channel mix, the timing of promotions and launches, and inbound transportation rates, among other factors. Our gross profit and gross margin may not be comparable with that of other retailers because we include certain fulfillment related costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of goods sold.

Operating Expenses
Our operating expenses consist of advertising, product development, and selling, general and administrative expenses.
Advertising
Advertising costs are expensed as incurred and consist primarily of our customer acquisition costs associated with online advertising, as well as advertising on television, direct mail campaigns and other media. Costs associated with the production of advertising are expensed when the first advertisement is shown. We expect to increase our investment in advertising expenses as we improve our first order conversion rate through fiscal year 2024 in an effort to optimize the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined from 2023 as a result of decreases in fulfillment costs, the absence of charges and transactional expenses related to our becoming a publicly traded-company and cost management initiatives. We expect to continue to drive efficiencies in selling, general & administrative expenses throughout 2024.

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
Interest and Other Income, Net
Interest expense consists primarily of interest expense associated with our debt financing arrangements. In recent periods we have recorded higher interest expense due to higher interest rates on our Structural Debt Facility (as defined below) and increases in the prime rate. To the extend there are changes in prevailing interest rates in future periods we anticipate cash payments for interest and interest expense to fluctuate as interest rates change in the future.
Other income, net consists primarily of changes in fair values of Additional Shares, Earn-Out Shares, Public and Private Placement Warrant and Structural Derivative liabilities, transaction costs allocated to derivative liabilities upon Business Combination, interest income and losses or gains on remeasurement of our convertible preferred stock warrant liabilities. To the extent there are changes in prevailing interest rates in future periods, we expect interest income on our deposits to fluctuate with interest expense related to our borrowings. Changes in the fair value of our derivative liabilities may fluctuate significantly in future periods primarily due to fluctuations in the fair value of our common stock.
Provision for Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the benefits of tax-

return positions in the financial statements when they are more likely than not to be sustained by the taxing authority, based on the technical merits at the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We recognize interest and penalties related to unrecognized tax benefits, if any, as income tax expense.
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended March 31,
	2024	2023
Revenue, net	$53,545	$71,565
Cost of goods sold	23,805	34,310
Gross profit	29,740	37,255

Operating expenses:
Advertising	2,053	8,673
Product development	3,626	4,216
Selling, general and administrative	24,594	38,021
Operating loss	(533)	(13,655)

Non-operating expenses:
Interest expense	4,129	3,729
Changes in fair value of derivative liabilities	(198)	292
Other income, net	(1,083)	(4,617)
Total non-operating expenses (income), net	2,848	(596)
Loss before provision for income taxes	(3,381)	(13,059)
Provision for income taxes	10	10
Net loss	$(3,391)	$(13,069)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue, net	100%	100%
Cost of goods sold	44	48
Gross profit	56	52

Operating expenses:
Advertising	4	12
Product development	7	6
Selling, general and administrative	46	53
Operating loss	(1)	(19)

Non-operating expenses:
Interest expense	8	5
Changes in fair value of derivative liabilities	—	—
Other income, net	(2)	(6)
Total non-operating expenses (income), net	5	(1)
Loss before provision for income taxes	(6)	(18)
Provision for income taxes	—	—
Net loss	(6)%	(18)%
Comparisons of the Three Months Ended March 31, 2024 and March 31, 2023
Revenue, Net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(in thousands)
Revenue, net:
Grove Brand	$23,046	$34,976	$(11,930)	(34)%
Third-party product	30,499	36,589	(6,090)	(17)%
Total revenue, net	$53,545	$71,565	$(18,020)	(25)%

Revenue decreased by $18.0 million, or 25%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by a decrease in DTC Total Orders and a reduction in DTC Active Customers primarily due to the reduction in advertising spend, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(in thousands)
Cost of goods sold	$23,805	$34,310	$(10,505)	(31)%
Gross profit	29,740	37,255	(7,515)	(20)%
Gross margin	56%	52%

Cost of goods sold decreased by $10.5 million, or 31%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a decrease in DTC Total Orders, increases in our estimates related to our vendor funding allowance and reductions in inventory reserve charges as compared to the prior period.
Gross margin in the three months ended March 31, 2024 increased by 348 basis points compared to the three months ended March 31, 2023 due to increases in our estimates related to our vendor funding allowance and reductions in inventory reserve charges as compared to the prior period and a decrease in the number of lower-margin first orders as a percentage of total orders, partially offset by a decrease in Grove Brands mix as a percentage of total revenue.
Operating Expenses
Advertising Expenses

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(in thousands)
Advertising	$2,053	$8,673	$(6,620)	(76)%
Advertising expenses decreased by $6.6 million, or 76%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the implementation of a lower-spend strategy to optimize the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Performance partnerships and advertising specifically aimed at attracting retail customers declined by $3.1 million, social media and other online advertising decreased by $2.3 million and television, audio and direct mail advertising decreased $0.9 million.

Product Development Expenses

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(in thousands)
Product development	$3,626	$4,216	$(590)	(14)%
Product development expenses decreased by $0.6 million, or 14% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a $0.3 million decrease in expenses related to the impacts of restructuring and a $0.2 million decrease in stock-based compensation.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(in thousands)
Selling, general and administrative	$24,594	$38,021	$(13,427)	(35)%
Selling, general and administrative expenses decreased by $13.4 million, or 35% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Stock-based compensation expense decreased by $1.4 million driven by lower expense under the accelerated attribution method for awards granted prior to the closing of the Business Combination and reductions of headcount. Fulfillment costs decreased by $4.9 million, including a $3.1 million decrease in shipping and handling expenses and $1.1 million decrease in fulfillment labor. The decrease in shipping and handling expenses was driven by a decrease in the volume of orders. The decrease in fulfillment labor was due to a decrease in the volume of orders and the ability to fulfill orders more efficiently. Other general and administrative expenses, excluding stock-based compensation expense and fulfillment costs, decreased by $7.1 million, due to a $3.1 million gain from our modification of the lease related to our headquarters and $2.2 million due to decreases in corporate salaries and benefits from reductions in headcount related to our cost management initiatives. These decreases were partially offset by increased depreciation charges due to the closure of our facility in Missouri by $0.9 million.

Interest expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(in thousands)
Interest expense	$4,129	$3,729	$400	11%
Interest expense increased by $0.4 million, or 11%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to increases in the amount of our outstanding debt. See the section titled “Liquidity and Capital Resources” below for further details.

Non-operating income, net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(in thousands)
Changes in fair value of derivative liabilities	(198)	292	$(490)	*
Other income, net	(1,083)	(4,617)	3,534	(77)%
*Change not meaningful
The change in the fair value of derivative liabilities for the three ended March 31, 2024, other than the Structural Derivative liability, was primarily driven by the changes in our stock price from December 31, 2023 through March 31, 2024. The change in fair value of the Structural Derivative liability for the three ended March 31, 2024 was driven by the passage of time to when the Structural Subsequent Shares could be issued.
Other income, net decreased by $3.5 million, or 77% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the 2023 reduction of transaction costs allocated to liability instruments acquired in the Business Combination.

Liquidity, Capital Resources and Requirements
As of March 31, 2024, we had $77.8 million in unrestricted cash (excluding restricted cash of $3.8 million) and cash equivalents. We incurred negative cash flows from operating activities of $12.4 million for the three months ended March 31, 2024. We have incurred significant losses since inception and have an accumulated deficit of approximately $624.5 million. To date, we have funded our operations principally through convertible preferred stock and common stock financings, the incurrence of debt and the Closing of the Business Combination. We have total outstanding indebtedness of $72.5 million, net of debt issuance costs, as of March 31, 2024.
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
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $9.1 million as of March 31, 2024.
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the SEPA. As a result, unless our average stock price under the SEPA exceeds $15.33 we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of April 30, 2024, under the terms of the SEPA we would be able to raise gross proceeds of approximately $9.3 million. As of March 31, 2024, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least one year following the date these condensed consolidated financial statements are available to be issued. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations in the future as we continue to invest in advertising and other strategic incentives planned for future growth. Cash from operations could be affected by our customers and other risks detailed in the section of our titled “Risk Factors.” As a result, we will need additional capital resources to execute strategic initiatives and fund our operations, prior to achieving break even or positive operating cash flow. We expect to continue to opportunistically seek access to additional funds by utilizing the SEPA, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of March 31, 2024, we had $10.7 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022 included in Form 10-K filed with the SEC on March 20, 2024.
In March 2024, we entered into an amendment to the lease agreement (the “Amendment”) for our headquarters located in San Francisco, California, to provide for, among other things, a reduction of the amount of space being leased and a reduction in the monthly lease payments owed to the lessor. At execution of the Amendment, we paid $4.8 million. The Amendment requires us to make escalating undiscounted annual base rent payments of up to $0.4 million, payable monthly. The lease term under the Amendment expires in May 2027.
Loan Facilities
Structural Debt Facility
In December 2022, we entered into a Loan and Security Agreement (“Structural Debt Facility”) with third-party lenders to borrow gross proceeds of $72.0 million which was used primarily to settle other outstanding obligations with a prior lender. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. As of March 31, 2024, the Company’s contractual interest rate on the Structural Debt Facility was 16.00%. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the maturity date, the Company may be obligated to pay additional fees which would allow for the lenders to reach a minimum return.
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants we must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. We believe the likelihood that lenders would exercise the subjective acceleration clause is remote. As of March 31, 2024, we were in compliance with these covenants.
Siena Revolver
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $9.1 million as of March 31, 2024, of which there was an outstanding principal amount of $7.5 million.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the Term SOFR then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for the Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings, as defined by the Siena Revolver, and 3.75% to 5.50% per annum in the case of Term SOFR borrowings, as defined by the Siena Revolver. The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur with the business. We believe the likelihood of Siena exercising the subjective acceleration clause is remote. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of March 31, 2024, we were in compliance with all covenants related to the Siena Revolver.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(12,380)	$(6,737)
Net cash used in investing activities	(518)	(784)
Net cash (used in) provided by financing activities	(381)	1,990
Net decrease in cash, cash equivalents and restricted cash	$(13,279)	$(5,531)
Operating Activities
Net cash used in operating activities increased by $5.6 million for the three months ended March 31, 2024 compared to March 31, 2023, primarily attributable to an increase in outflow related to changes in net operating assets and liabilities of $13.7 million and a decrease in net loss, net of noncash activities, of $8.1 million. The increase in outflow was primarily driven by an increase in inventory and a decrease in accounts payable and accrued expenses, as well as a one-time $4.9 million payment related to our operating leases. The decrease in net loss, net of non-cash activities, was primarily driven by a decrease in advertising expenses of $6.6 million and a decrease in selling, general and administrative expenses of $13.4 million.
Investing Activities
Net cash used in investing activities of $0.5 million and $0.8 million for the three months ended March 31, 2024 and 2023 was primarily due to the capitalization of internally developed software costs.
Financing Activities
Net cash used in financing activities of $0.4 million for the three months ended March 31, 2024 which consists of payments related to stock-based award activities.
Net cash provided by financing activities of $2.0 million for the three months ended March 31, 2023 primarily consisted of $7.5 million in proceeds from the Siena Revolver offset by the payment of transaction costs related to the Business Combination of $4.2 million and payment of debt fees of $0.8 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of March 31, 2024.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies since December 31, 2023. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Following the closing of the Business Combination, we use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

Smaller Reporting Company Status

We are a “smaller reporting company” meaning that the market value of the Company’s stock held by non-affiliates is less than $250 million. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenue exceeds $100 million during such completed fiscal year, or (ii) the market value of our common stock held by non-affiliates exceeds $700 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2024.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors

In addition to the other information in this Form 10-Q and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, liquidity and results of operations and our future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. The below summary is qualified in its entirety by the more complete discussions of risks and uncertainties that follows. You should consider carefully the risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in this Form 10-Q as part of your evaluation of an investment in our securities.

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

From our launch in 2012 through 2021, we experienced rapid growth in our revenues and expansion of our business operations. Beginning in 2022, we experienced two years of sequential declines in revenues. In response to these business declines and in an effort to stabilize our business, we have undertaken a series of measures to cut our operating expenses and achieve adjusted EBITDA profitability. These changes in our business model have placed significant demands on our management, financial, operational, technological and other resources. Our ability to achieve profitable growth in the future depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; expand distribution to new retail partners; continue to innovate and introduce new products; maintain and improve our technology platform supporting our e-commerce business; expand our supplier and fulfillment capacities; drive operational efficiency; and maintain quality control over our product offerings. These challenges have been compounded by recent trends in the macroeconomic environment, with increased inflationary pressure on consumer spending, increased interest rates and reduced access to capital constraining liquidity, all of which may cause us to reduce spending in areas that historically drive growth and which could materially adversely affect our business.

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

We have incurred significant losses since our inception. For the years ended December 31, 2023, 2022 and 2021 we incurred net losses of $43.2 million, $87.7 million and $135.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $624.5 million.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the Equity Purchase Agreement may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Equity Purchase Agreement will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Equity Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of April 30, 2024, under the terms of the Equity Purchase Agreement we would be able to raise gross proceeds of approximately $9.3 million. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Equity Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Equity Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Equity Purchase Agreement. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

Our ability to successfully increase our retail presence and maintain our investment on product innovation depends on several factors, including, but not limited to, obtaining additional financing, our ability to execute our growth strategy, the level of investment required to scale, and external factors such as global economic slowdowns and changing customer preferences. Failure to effectively manage these risks and investments could have a material adverse effect on our business, financial condition, and results of operations.

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

There can be no assurance that we will be able to achieve sufficient levels of sales, profitability, or market acceptance to justify our investments in our retail presence and innovate new products. Additionally, the success of our retail expansion and product development will depend on our ability to compete effectively against established and emerging competitors, some of whom may have greater financial, marketing, and other resources than us.

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

Changes to our DTC business designed to attract new customers and retain existing customers, including, but not limited to expanded shopping personalization, non-subscription options, and user generated and editorial content may not perform as well as our historical DTC platform which could negatively impact our results of operations. We recently updated our e-commerce experience. Our initial implementation of these changes resulted in lower first order conversion rates, which contributed to a reduction in our marketing spend. We have made and plan to continue to make changes to our first order experience to improve first order conversion and reintroduce dormant customers to the our platform. The changes involve the removal of gated access and default subscriptions and the creation of incentives for customers to opt into a program where they can subscribe to our service to save on their purchases. The changes also involve our offering discounts for repeat orders and free gifts to incentivize more sales. The changes may not be successful in offsetting the reduction in conversion rate that we experienced or may not be successful for other reasons. If they are not successful our business, operating results and financial condition will be harmed.

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

Maintaining consumer awareness of our brand, building brand loyalty and generating interest in our products requires substantial spending on advertising and marketing, and our reduction in this spending to achieve profitability may adversely affect our brand awareness .

To remain competitive, expand and keep market share for our products across our various channels, we need to devote substantial resources to marketing and advertising. Our reduction in advertising and promotional expenditures to achieve profitability in recent years may harm our brand’s market position. We are engaging with more traditional media, such as television and web-based streaming service in efforts to improve efficiency of our marketing spend, but these efforts may not prove successful. Any increase in our marketing and advertising efforts may not maintain our current reputation, lead to increased brand awareness, or attract new customers. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.

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

Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with or investigations under any such laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. For example, the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic subscription renewal practices, and the Federal Trade Commission is currently investigating our billing and automatic subscription renewal practices, and the cost of responding to their investigation could be significant irrespective of the outcome of the investigation. We may be subject to future claims under auto-payment renewal laws and regulations that could have a material adverse effect on our business. In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of March 31, 2024, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 5,794,026. The Compensation Committee of the Board may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. On December 14, 2022, we received notice from the NYSE that the average per share trading price of our common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we had a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. While we regained compliance, we may fall out of compliance in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Exhibit Number	Description

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

10.1+
Agreement for the Payment of Benefits Following Termination of Employment dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc. and Jeff Yurcisin (incorporated by reference to Exhibit 5.1 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.2+
Employee Inducement Performance Based Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.2 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.3+
Employee Inducement Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.3 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.4+
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

Date: May 14, 2024	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer