Form 10-Q
period 2024-06-30
Grove Collaborative Holdings, Inc.
filed 2024-08-12
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The registrant had outstanding 33,509,288 shares of Class A common stock and 5,451,745 shares of Class B common stock as of August 8, 2024.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	9
	Notes to the Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	44
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	74
Signatures		77

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.
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

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,807	$86,411
Restricted cash	3,325	5,650
Inventory, net	27,842	28,776
Prepaid expenses and other current assets	3,352	3,359
Total current assets	113,326	124,196
Restricted cash	502	2,802
Property and equipment, net	7,995	11,625
Operating lease right-of-use assets	7,744	9,612
Other long-term assets	2,208	2,507
Total assets	$131,775	$150,742
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,251	$8,074
Accrued expenses	11,322	16,020
Deferred revenue	6,886	7,154
Operating lease liabilities, current	1,551	3,489
Other current liabilities	221	306
Total current liabilities	29,231	35,043
Debt, noncurrent	73,404	71,662
Operating lease liabilities, noncurrent	7,149	14,404
Derivative liabilities	11,305	11,511
Total liabilities	121,089	132,620
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 10,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	10,000	10,000

Stockholders’ equity:
Common stock - $0.0001 par value — 600,000,000 Class A shares authorized at June 30, 2024 and December 31, 2023; 33,501,480 and 32,183,695 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively; 200,000,000 Class B shares authorized at June 30, 2024 and December 31, 2023; 5,451,745 and 5,724,199 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	635,224	629,208
Accumulated deficit	(634,542)	(621,090)
Total stockholders’ equity	686	8,122
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$131,775	$150,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$52,099	$66,106	$105,644	$137,671
Cost of goods sold	24,036	31,798	47,841	66,108
Gross profit	28,063	34,308	57,803	71,563

Operating expenses:
Advertising	2,439	4,657	4,492	13,330
Product development	5,436	4,052	9,062	8,268
Selling, general and administrative	27,124	35,159	51,718	73,180
Operating loss	(6,936)	(9,560)	(7,469)	(23,215)

Non-operating expenses:
Interest expense	4,117	4,044	8,246	7,773
Changes in fair value of derivative liabilities	(8)	(1,727)	(206)	(1,435)
Other income, net	(994)	(1,021)	(2,077)	(5,638)
Total non-operating expenses (income), net	3,115	1,296	5,963	700
Loss before provision for income taxes	(10,051)	(10,856)	(13,432)	(23,915)
Provision for income taxes	10	11	20	21
Net loss	$(10,061)	$(10,867)	$(13,452)	$(23,936)
Less: Accumulated dividends on redeemable convertible preferred stock	(150)	—	(300)	—
Net loss attributable to common stockholders, basic and diluted	$(10,211)	$(10,867)	$(13,752)	$(23,936)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.32)	$(0.38)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,768,249	34,280,844	36,517,787	34,015,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2024	10	$10,000	38,182	$4	$631,991	$(624,481)	$7,514
Issuance of common stock upon exercise of stock options	—	—	7	—	6	—	6
Shares issued in connection with the Employee Stock Purchase Plan	—	—	166	—	235	—	235
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	598	—	(414)	—	(414)
Stock-based compensation	—	—	—	—	3,406	—	3,406
Net loss	—	—	—	—	—	(10,061)	(10,061)
Balances at June 30, 2024	10	$10,000	38,953	$4	$635,224	$(634,542)	$686

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

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	8,122
Issuance of common stock upon exercise of stock options	—	—	7	—	6	—	6
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	872	—	(795)	—	(795)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	166	—	235	—	235
Stock-based compensation	—	—	—	—	6,570	—	6,570
Net loss	—	—	—	—	—	(13,452)	(13,452)
Balances at June 30, 2024	10	$10,000	38,953	$4	$635,224	$(634,542)	$686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	35,571	$4	$604,387	$(577,858)	26,533
Issuance of common stock upon exercise of stock options	38	—	71	—	71
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	926	—	(1,272)	—	(1,272)
Shares issued in connection with the Employee Stock Purchase Plan	100	—	213	—	213
Cancellation of Earn-Out Shares	(197)	—	—	—	—
Reduction in transaction costs	—	—	9,609	—	9,609
Payment in lieu of fractional shares in connection with reverse split	—	—	(1)	—	(1)
Stock-based compensation	—	—	9,924	—	9,924
Net loss	—	—	—	(23,936)	(23,936)
Balances at June 30, 2023	36,438	$4	$622,931	$(601,794)	$21,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(13,452)	$(23,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease modification	(3,139)	—
Stock-based compensation expense	6,510	9,841
Depreciation and amortization	4,627	2,897
Changes in fair value of derivative liabilities	(206)	(1,435)
Reduction of transaction costs allocated to derivative liabilities upon Business Combination	—	(3,745)
Non-cash interest expense	1,922	1,911
Asset impairment charges	700	—
Inventory reserve	(1,216)	1,228
Other non-cash expenses	—	95
Changes in operating assets and liabilities:
Inventory	2,150	8,355
Prepaids and other assets	99	716
Accounts payable	1,175	(34)
Accrued expenses	(4,700)	812
Deferred revenue	(268)	(1,890)
Operating lease right-of-use assets and liabilities	(4,886)	(507)
Other liabilities	(85)	120
Net cash used in operating activities	(10,769)	(5,572)

Cash Flows from Investing Activities
Purchase of property and equipment	(906)	(1,539)
Net cash used in investing activities	(906)	(1,539)

Cash Flows from Financing Activities
Payment of transaction costs related to the Business Combination	—	(4,150)
Proceeds from issuance of debt	—	7,500
Payment of debt issuance costs	—	(925)
Repayment of debt	—	(575)
Payments related to stock-based award activities, net	(789)	(1,201)
Proceeds from issuance under employee stock purchase plan	235	213
Payment in lieu of fractional shares in connection with reverse split	—	(1)
Net cash (used in) provided by financing activities	(554)	861

Net decrease in cash, cash equivalents and restricted cash	(12,229)	(6,250)
Cash, cash equivalents and restricted cash at beginning of period	94,863	95,985
Cash, cash equivalents and restricted cash at end of period	$82,634	$89,735

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$36	$37
Cash paid for interest	$6,347	$5,784
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$25	$154
Reduction in transaction costs allocated to equity instruments	$—	$9,609
Partial settlement of Earnout due to cancellation of shares	$—	$347

Reconciliation of cash, cash equivalents, and restricted cash:
	June 30,
	2024	2023
Cash and cash equivalents	$78,807	$81,084
Restricted cash	3,827	8,651
Total cash, cash equivalents and restricted cash	$82,634	$89,735

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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 20, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $634.5 million as of June 30, 2024. The Company’s existing sources of liquidity as of June 30, 2024 include unrestricted cash and cash equivalents of $78.8 million and availability of debt from the Siena Revolver (defined in Note 5, Debt). The Company has historically funded operations primarily with issuances of redeemable convertible preferred stock, convertible preferred stock, contingently redeemable convertible common stock and the incurrence of

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
debt. The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q (the “Quarterly Report”). Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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
The Company depends on a limited number of vendors to supply products sold by the Company. For the three and six months ended June 30, 2024, the Company’s top five suppliers combined represented approximately 40% of the Company’s total inventory purchases. For the three and six months ended June 30, 2023, the Company’s top five suppliers combined represented approximately 50% of the Company’s total inventory purchases.
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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of June 30, 2024 and December 31, 2023, the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was not material.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net:
Grove Brands	$21,438	$29,773	$44,484	$64,749
Third-party products	30,661	36,333	61,160	72,922
Total revenue, net	$52,099	$66,106	$105,644	$137,671

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue were $6.9 million and $7.2 million, respectively, as of June 30, 2024 and December 31, 2023. Contractual liabilities included in other current liabilities were immaterial as of June 30, 2024 and December 31, 2023. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the six months ended June 30, 2024 that was previously included in deferred revenue and other current liabilities as of December 31, 2023 was $5.6 million and $0.1 million, respectively.
Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2024 and 2023, the Company recorded fulfillment costs of $11.2 million and $14.9 million, respectively, which included $6.6 million and $9.0 million in shipping and handling expenses, respectively, and $2.6 million and $3.4 million in Fulfillment Labor, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded fulfillment costs of $23.1 million and $31.9 million, respectively, which included $13.9 million and $19.4 million in shipping and handling expenses, respectively, and $5.4 million and $7.3 million in Fulfillment Labor, respectively.

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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative. Cash equivalents, Earn-Out Shares, Public and Private Placement Warrants and Structural Derivative are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period of time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates the prevailing market rate.
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

	June 30, 2024	December 31, 2023
Fair value of common stock	$0.35	$0.35
Exercise Price	$11.50	$11.50
Risk-free interest rate	4.52%	3.93%
Expected term (in years)	3.04	3.54
Volatility	77.26%	71.77%
Dividend yield	—	—

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$75,910	$—	$—	$75,910
Total	$75,910	$—	$—	$75,910
Financial Liabilities:
Earn-Out Shares	$—	$—	$2,591	$2,591
Public Warrants	—	—	33	33
Private Placement Warrants	—	—	30	30
Structural Derivative Liability	—	—	8,651	8,651
Total	$—	$—	$11,305	$11,305

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$83,431	$—	$—	$83,431
Total	$83,431	$—	$—	$83,431
Financial Liabilities:
Earn-Out Shares	$—	$—	$2,973	$2,973
Public Warrants	—	—	31	31
Private Placement Warrants	—	—	37	37
Structural Derivative Liability	—	—	8,470	8,470
Total	$—	$—	$11,511	$11,511
Earn-Out Shares
Certain Earn-Out Shares were accounted for as a liability, refer to Note 7, Common Stock and Warrants. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
Private Placement and Public Warrants Liabilities
As of June 30, 2024, the Company has Private Placement and Public Warrants defined and discussed in Note 7, Common Stock and Warrants. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.

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
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Earn-Out Shares	Public Warrants	Private Placement Warrants	Structural Derivative Liability	Total
Balance at December 31, 2023	$2,973	$37	$31	$8,470	$11,511
Change in fair value	(382)	(4)	(1)	181	(206)
Balances at June 30, 2024	$2,591	$33	$30	$8,651	$11,305

4.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Inventory purchases	$2,213	$3,512
Compensation and benefits	3,082	5,071
Advertising costs	226	457
Fulfillment costs	675	789
Sales taxes	1,001	1,106
Other accrued expenses	4,125	5,085
Total accrued expenses	$11,322	$16,020

5.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Structural Debt Facility	$65,904	$64,162
Siena Revolver	7,500	7,500
Total debt, noncurrent	$73,404	$71,662
Structural Debt Facility
In December 2022, the Company entered into a Loan and Security Agreement (“Structural Debt Facility”) with Structural Capital Investments III, LP, Structural Capital Investments IV, LP and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC (collectively, “Structural Funds”) and Avenue Sustainable Solutions Fund, L.P. (“Avenue”) (collectively, “Structural Lenders”) to borrow $72.0 million which was used primarily to settle previously outstanding obligations with a prior lender. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. The principal repayment period commences on July 1, 2025 and continues until the maturity date of December 21, 2026. The Company may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the maturity date, the Company may be obligated to pay additional fees which would allow for Structural Funds and Avenue to reach a Minimum Return, as defined by the agreement.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants the Company must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $57.0 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural Lenders have been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Structural Lenders would exercise the subjective acceleration clause is remote. As of June 30, 2024, the Company was in compliance with these debt covenants.
On December 21, 2022, in connection with the closing of the Structural Debt Facility, the Company issued to Structural Funds, including certain affiliates, and to Avenue a total of 990,000 shares of the Company’s Class A common stock (the “Structural Closing Shares”). The Company recorded a debt discount of $1.1 million related to the issuance of these shares, with a corresponding offset to the Company’s Class A common stock and additional paid-in capital. Further, if there are outstanding obligations relating to the Structural Debt Facility on July 21, 2025, representing the thirty-month anniversary of such closing, the Company agrees to issue to Structural Funds, including certain affiliates, and to Avenue, the aggregate number of shares of the Company’s Class A common stock equal to $9,900,000, divided by the lower of (i) $10.00 and (ii) the volume weighted average price of the Company’s Class A common stock for the sixty trading days prior to such date, as further described in the related issuance agreements (the “Structural Subsequent Shares”).
The Company has identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which are required to be bifurcated and accounted for as a compound embedded derivative at fair value.
Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and incurrence of an additional Structural Derivative Liability amount of $7.1 million. As of June 30, 2024, the Company had $72.0 million in principal outstanding under the Structural Debt Facility with an effective interest rate of 21.11%.
Siena Revolver
In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s balance sheet and being amortized through the Siena Revolver’s scheduled maturity date. Additional borrowing capacity from the Siena Revolver was $6.4 million as of June 30, 2024.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the term Secured Overnight Financing Rate (“SOFR”) then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings, as defined by the Siena Revolver, and 3.75% to 5.50% per annum in the case of Term SOFR Borrowings, as defined by the Siena Revolver. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the agreement, Siena has been provided with the Company’s periodic financial

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
statements and updated projections to facilitate their ongoing assessment of the Company. The Company believes the likelihood that Siena would exercise the subjective acceleration clause is remote. As of June 30, 2024, the Company was in compliance with these debt covenants.
The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of June 30, 2024, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver. The interest rate on the outstanding balance as of June 30, 2024 was 9.18%.

6.    Commitments and Contingencies
Merchandise Purchase Commitments
As of June 30, 2024 and December 31, 2023, the Company had obligations to purchase $10.3 million and $14.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.2 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively, primarily related to the Company’s operating leases. The letters of credit have expiration dates through January 2029.

Lease Modification

In March 2024, the Company entered into an amendment to the lease agreement (the “Lease Amendment”) for its headquarters located in San Francisco, California, to provide for, among other things, a reduction of the amount of space being leased and of the monthly lease payments owed to the lessor. The Company concluded this was a modification of the existing lease agreement.

In connection with the execution of the Lease Amendment, the Company paid $4.8 million which was determined to be consideration for the remaining space being leased and was considered in remeasuring the Company's ROU asset and lease liability upon execution of the amendment. The Lease Amendment requires the Company to make escalating undiscounted annual base rent payments of up to $0.4 million, payable monthly. The lease term under the Lease Amendment expires in May 2027. The Company previously recognized an impairment loss due to the abandonment of portions of the underlying asset. For the six months ended June 30, 2024, the Company recognized a gain of $3.1 million within selling, general and administrative expense within its consolidated statements of operations upon remeasuring its lease liability and right of use asset.
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

The Santa Clara County District Attorney’s Office, in conjunction with other representatives from other California district and city attorneys’ offices, is currently investigating the Company’s compliance with California’s Automatic Renewal Law (“ARL”), California’s Unfair Competition Law, and False Advertising Law (the “CA ARL Matter”). The Company has met with this task force of multiple California district attorneys (called the California Autorenewal Task Force, or “CART”) and has provided documents and information upon request and discussed proposed

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
remediation. Based on discussions with CART, it is probable that the Company will incur a loss with regard to this matter. However, based on the current information, the Company does not have enough information to make a reasonable estimate of the loss or range of loss at this time.

The Federal Trade Commission (“FTC”) previously investigated the Company's billing and automatic renewal practices under Section 5 of the Federal Trade Commission Act, the Restore Online Shoppers Confidence Act, the CAN-SPAM Rule, the Undeclared Merchandise Statute and other matters related to our historical subscription offerings. The Company responded to a Civil Investigative Demand issued by the FTC and certified its compliance with the Civil Investigative Demand in June 2023. The FTC notified the Company in June 2024 that the FTC had closed its investigation without any further action.
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
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of June 30, 2024, the Company did not meet any Earn-Out thresholds.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Class A Common Stock Warrants
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
As of June 30, 2024, the following warrants were outstanding on an as-converted basis:

Warrant Type	Shares	Exercise Price
Public Warrants	1,460,146	$57.50
Private Placement Warrants	1,340,000	$57.50
Public Warrants
The Public Warrants became exercisable into shares of the Company’s Class A common stock commencing on July 16, 2022 and expiring on July 16, 2027, or earlier upon redemption or liquidation. At closing, the Company assumed 8,050,000 public warrants. On June 16, 2023, the Company agreed to cancel 749,291 Public Warrants from certain holders. Five whole warrants must be bundled together in order to receive one share of the Company’s Class A common stock at an effective exercise price of $57.50 per share, subject to certain adjustments.
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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of June 30, 2024.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of June 30, 2024, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of June 30, 2024, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
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
The Company determined the Vested Warrants and Unvested Warrants qualify as stock based compensation to a nonemployee. The Company recorded $1.2 million in stock based compensation expense on the execution date of the HGI Subscription Agreement. The Company performs a probability reassessment related to the Unvested Warrants each reporting period and will recognize the cumulative catch-up adjustment based on the grant-date fair value when the vesting conditions are probable of being achieved. Any remaining expense will continue to be recognized ratably until the date the revenue target is achieved, and the Unvested Warrants are fully vested.
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$6.30
Expected term in years	4.5
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30, 2024		December 31, 2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	—	1,340,000	—
Public Warrants	1,460,146	—	1,460,146	—
Backstop Warrants	775,005	—	775,005	—
Volition Penny Warrants	20,905	—	20,905	—
Shares issuable upon conversion of redeemable convertible preferred stock	4,739,336	—	4,739,336	—
Other outstanding common stock warrants	2,484,778	111,895	2,484,778	113,776
Outstanding stock options	934,553	777,468	1,084,456	809,847
Outstanding restricted stock units	5,130,717	1,394	4,703,850	9,005
Shares available for issuance under 2022 Equity Incentive Plan	5,421,804	—	4,642,495	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	959,010	—	746,212	—
Total shares of common stock reserved	23,266,254	890,757	21,997,183	932,628

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

Significant provisions of the Preferred Stock are as follows:

Dividends – The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the Board of Directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A common stock payable in shares of Class A common stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends as of June 30, 2024 was $0.5 million.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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

The Company evaluated these features and determined that the Preferred Stock is appropriately classified as temporary equity due to the redemption provisions allowing the holders to redeem the Preferred Stock upon a liquidation transaction or following the seventh anniversary of the closing date. The Volition Warrants and Volition Penny Warrants are classified within additional paid-in capital on the Company’s balance sheet as of June 30, 2024.
9.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2023	1,894,303	$7.82	4.23	$32
Exercised	(6,762)	$1.02
Cancelled/forfeited	(175,520)	$12.49
Balance – June 30, 2024	1,712,021	$7.37	4.06	$27
Options vested and exercisable – June 30, 2024	1,504,230	$5.78	3.48	$27
No options were granted during the six months ended June 30, 2023. The total grant date fair value of options that vested during six months ended June 30, 2024 and 2023 was $0.1 million. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023, was nominal. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,434 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. As of June 30, 2024, the market-based vesting criteria had not been met. All expense related to this award has been recognized in prior periods.
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the six months ended June 30, 2024:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2023	4,712,855	$4.16
Granted	2,460,954	$1.64
Vested	(1,335,548)	$4.12
Cancelled/forfeited	(706,150)	$2.94
Balance – June 30, 2024	5,132,111	$3.13

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

The CEO Award has a total aggregate value of $2.0 million. During the six months ended June 30, 2024, the Company recorded $0.4 million of stock-based compensation expense related to the CEO Award.

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

The Executive Chair Award has a total aggregate fair value of $0.4 million. During the six months ended June 30, 2024, stock based compensation expense related to the Executive Chair Award was not material.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Stock-Based Compensation Expense
The Company recognized a total of $3.4 million and $4.9 million of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively and $6.5 million and $9.8 million of stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of June 30, 2024, the total unrecognized compensation expense related to unvested options and RSUs was $12.1 million, which the Company expects to recognize over an estimated weighted average period of 1.4 years.

10.    Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss, basic and diluted	$(10,061)	$(10,867)	$(13,452)	$(23,936)
Less: Series A accumulated dividends	(150)	—	(300)	—
Net loss attributable to common stockholders, basic and diluted	$(10,211)	$(10,867)	$(13,752)	$(23,936)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.32)	$(0.38)	$(0.70)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,768,249	34,280,844	36,517,787	34,015,827

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Redeemable convertible preferred stock	4,739,336	—	4,739,336	—
Common stock options	1,712,021	2,019,155	1,712,021	2,019,155
Restricted stock units	5,132,111	4,805,262	5,132,111	4,805,262
Common stock warrants	2,596,673	1,018,776	2,596,673	1,018,776
Private and Public Placement Warrants	2,800,146	2,800,146	2,800,146	2,800,146
Earn-Out Shares	2,602,412	2,602,554	2,602,412	2,602,554
ESPP shares	31,597	68,225	31,597	68,225
Total	19,614,296	13,314,118	19,614,296	13,314,118

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

11.    Subsequent Events

On July 2, 2024, the Company entered into a new lease agreement for a warehouse located in Reno, NV (the “Reno Lease”). Under the Reno Lease, the Company will make escalating undiscounted annual base rent payments of up to $2.1 million, payable monthly. The current expected term of the lease is approximately 88 months from the commencement date. The Reno Lease commenced on August 2, 2024. The Company is still assessing the full impact of the Reno Lease on its financial statements.
On July 16, 2024, the Company entered into individual amendments to the Structural Debt Facility (the “Structural Amendment”) and Siena Revolver (the “Siena Amendment”). The Structural Amendment required the Company to prepay a portion of the principal outstanding under the Structural Debt Facility in the amount of $42.0 million (the “Prepayment”). Additionally, the Structural Amendment amends the facility to, among other things, (i) provide for a reduction in the amount of Unrestricted Cash (as defined in the agreement) required to be maintained by the Company to $23.8 million and (ii) extend the Amortization Date (as defined in the Structural Debt Facility) from July 1, 2025 to January 1, 2026. The Siena Amendment amends the facility to, among other things, (i) reduce the liquidity thresholds for triggering a cash dominion event and additional appraisal requirements and (ii) change the availability block thereunder from an at all times test to a liquidity based test. The Company is currently reviewing the impact of the Prepayment, Structural Amendment and Siena Amendment on its financial statements.

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

Our omnichannel distribution strategy enables us to reach consumers where they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We refer to this part of our business as “DTC.” We expanded into brick-and-mortar retail in April 2021 with the launch of a curated assortment of Grove Co. best sellers in cleaning, laundry, hand and dish categories at Target and have since established additional retail partnerships with CVS, Meijer, and Kroger. Our products were sold in over 10,000 stores across these retail partnerships and on Amazon.com as of June 30, 2024. We believe our retail strategy will generate additional brand awareness, especially as consumer concerns about single-use plastic continue to rise.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $634.5 million as of June 30, 2024. Beginning in the second half of 2022, we substantially reduced our operating expenses across the business in support of our drive toward profitability. These expense reductions, particularly in advertising, have resulted in a substantial decline in our revenue.
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
Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through online and offline marketing channels. In recent years, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, supply and demand dynamics in the market, and other factors have caused the cost of marketing in these channels to increase consistently. We made changes in 2023 to our online purchase flow and subscription process. During the transition, we experienced a reduction of the rate at which visitors convert into subscribers, which has made it more difficult to cost-effectively acquire subscribers. We began to launch further improvements to this process in 2024, which initially caused a negative impact on conversion, but we have since experienced improving conversion and are still seeing improvement. Failure to effectively adapt to changes in online marketing dynamics or changes to our internet platform, or to otherwise attract customers on a cost-efficient basis would adversely impact our path to revenue growth, profitability and our operating results. Recently, we implemented a lower-spend strategy to optimize the cost of acquiring new customers but as conversion improves, we plan to spend more on advertising to drive growth in future quarters. Our ability to balance cost-efficient acquisitions while driving consumer awareness may impact the cost of acquiring new customers, profitability and operating results.
The future activity level and profitability of our DTC customer base will depend on our ability to continue to offer a compelling value proposition to consumers including strong selection, pricing, customer service, smooth and compelling web and mobile application experience, fast and reliable fulfillment, and curation within natural and sustainable products. Our success is also dependent on our ability to maintain relevance with our consumers on a regular basis through high performing products and a consumer-friendly refill and fulfillment process, and most importantly to provide consumers with products that consistently outperform their expectations. Our ability to execute on these key value-driving areas for consumers, and to remain competitive and compelling in a post-pandemic landscape, are necessary for our future growth. A lack of success in these areas would materially impact our operating results and financial performance.
Ability to Achieve Profitable Growth; Positive Cash Flow and Scale

We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by creating and curating planet-first, high-performance brands and products. After experiencing high rates of growth prior to and in part driven by the COVID-19 pandemic, in 2022 and 2023 we substantially reduced our expense structure and operations in light of declining revenue, and as a result we have reduced our operating losses and cash consumption. To grow and achieve profitability over the longer term, we will need to re-invest to expand our DTC business, continue to grow our retail presence and achieve scale that will allow us to drive efficiencies in generating brand awareness, acquiring customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our recent gains in approaching profitability may not be sustainable in the near term due to the effects of seasonality, steps we may take to drive growth or other factors. If we are unable to achieve profitable growth, our prospects may be materially and adversely affected.
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
We believe that the future of CPG brand building and consumer demand is omnichannel. Our DTC platform remains a core part of our strategy and customer value proposition in addition to providing key data and customer feedback driving our innovation process. We kicked off our expansion into brick and mortar retail in April 2021 with the launch of a curated assortment of Grove Co. products at Target. We continued to expand by offering Grove Co. products in other stores, including Amazon.com, CVS, KeHe, Meijer, and Kroger.

The following table presents our key operating metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except DTC Net Revenue Per Order and percentages)	2024	2023	2024	2023
Financial and Operating Data
Grove Brands % Net Revenue	41%	45%	42%	47%
DTC Total Orders	732	974	1,505	2,071
DTC Active Customers	745	1,133	745	1,133
DTC Net Revenue Per Order	$68	$65	$67	$63
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, including Grove Co., Honu, Peach, Rooted Beauty and Superbloom divided by our total net revenue. Our total DTC net revenue includes revenue from both Grove Brands and third-party brands that we carry, while our retail sales total net revenues is comprised exclusively of revenue from Grove Brand products. In the three and six months ended June 30, 2024, Grove Brands % Net Revenue declined due to a decrease in Grove Brands products in existing customer orders as we continue to expand our third-party offerings and a decrease in new customer orders, which typically include more Grove Brands products.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three and six months ended June 30, 2024, DTC Total Orders declined primarily due to our reduction in advertising spend, resulting in fewer new customers and therefore fewer overall orders.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three and six months ended June 30, 2024, DTC Active Customers declined primarily due to our reduction in advertising spend resulting in fewer new customers and therefore fewer overall orders.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the three and six months ended June 30, 2024 compared to the prior year comparative period as a result of a decrease in the number of lower-net revenue first orders, increased number of products sold per order due to our expanded product offering.
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
We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense; depreciation and amortization; changes in fair values of derivative liabilities; transaction costs allocated to derivative liabilities upon closing of the transaction where we became a publicly traded company; interest income; interest expense; restructuring and severance related costs; provision for income taxes and certain litigation and legal settlement expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands, except percentages)
Net loss	$(10,061)	$(10,867)	$(13,452)	$(23,936)
Stock-based compensation	3,397	4,948	6,510	9,841
Depreciation and amortization	2,426	1,449	4,627	2,897
Changes in fair value of derivative liabilities	(8)	(1,727)	(206)	(1,435)
Reduction of transaction costs allocated to derivative liabilities upon Business Combination	—	—	—	(3,745)
Interest income	(993)	(1,021)	(2,079)	(1,445)
Interest expense	4,117	4,044	8,246	7,773
Restructuring and severance related costs(1)	2,170	553	(715)	553
Provision for income taxes	10	11	20	21
Total Adjusted EBITDA	$1,058	$(2,610)	$2,951	$(9,476)
Net loss margin	(19.3)%	(16.4)%	(12.7)%	(17.4)%
Adjusted EBITDA margin (loss)	2.0%	(3.9)%	2.8%	(6.9)%

(1)Restructuring expenses for the three months ended June 30, 2024 consisted of $1.2 million of severance-related charges, $0.7 million of asset impairment charges and $0.3 million of costs related to the closure of our facility in Missouri. Restructuring expenses for the six months ended June 30, 2024 consisted of $3.1 million gain from the Company’s modification of its lease at its San Francisco headquarters offset by $1.5 million in severance-related charges, $0.7 million of asset impairment charges and $0.3 million of costs related to the closure of our facility in Missouri. For the three and six months ended June 30, 2023, restructuring expenses consisted solely of severance-related charges.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined from 2023 as a result of decreases in fulfillment costs, the absence of charges and transactional expenses related to our becoming a publicly traded company and cost management initiatives. We expect to continue to drive efficiencies in selling, general & administrative expenses throughout 2024.

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packing and preparing customer orders for shipment, shipping and handling expenses, packing materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the statements of operations. We expect fulfillment costs to be consistent with 2023 on a per order basis.
Interest and Other Income, Net
Interest expense consists primarily of interest expense associated with our debt financing arrangements. In recent periods we have recorded higher interest expense due to higher interest rates on our Structural Debt Facility (as defined below) and increases in the prime rate. To the extent there are changes in prevailing interest rates in future periods we anticipate cash payments for interest and interest expense to fluctuate as interest rates change in the future.
Other income, net consists primarily of changes in fair values of Additional Shares, Earn-Out Shares, Public and Private Placement Warrant and Structural Derivative liabilities, transaction costs allocated to derivative liabilities upon Business Combination, and interest income. To the extent there are changes in prevailing interest rates in future periods, we expect interest income on our deposits to fluctuate with interest expense related to our borrowings. Changes in the fair value of our derivative liabilities may fluctuate significantly in future periods primarily due to fluctuations in the fair value of our common stock.
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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$52,099	$66,106	$105,644	$137,671
Cost of goods sold	24,036	31,798	47,841	66,108
Gross profit	28,063	34,308	57,803	71,563

Operating expenses:
Advertising	2,439	4,657	4,492	13,330
Product development	5,436	4,052	9,062	8,268
Selling, general and administrative	27,124	35,159	51,718	73,180
Operating loss	(6,936)	(9,560)	(7,469)	(23,215)

Non-operating expenses:
Interest expense	4,117	4,044	8,246	7,773
Changes in fair value of derivative liabilities	(8)	(1,727)	(206)	(1,435)
Other income, net	(994)	(1,021)	(2,077)	(5,638)
Total non-operating expenses (income), net	3,115	1,296	5,963	700
Loss before provision for income taxes	(10,051)	(10,856)	(13,432)	(23,915)
Provision for income taxes	10	11	20	21
Net loss	$(10,061)	$(10,867)	$(13,452)	$(23,936)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	100%	100%	100%	100%
Cost of goods sold	46	48	45	48
Gross profit	54	52	55	52

Operating expenses:
Advertising	5	7	4	10
Product development	10	6	9	6
Selling, general and administrative	52	53	49	53
Operating loss	(13)	(14)	(7)	(17)

Non-operating expenses:
Interest expense	8	6	8	6
Changes in fair value of derivative liabilities	—	(3)	—	(1)
Other income, net	(2)	(2)	(2)	(4)
Total non-operating expenses (income), net	6	2	6	—
Loss before provision for income taxes	(19)	(16)	(13)	(17)
Provision for income taxes	—	—	—	—
Net loss	(19)%	(16)%	(13)%	(17)%

Comparisons of the Three and Six Months Ended June 30, 2024 and June 30, 2023
Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Revenue, net:
Grove Brand	$21,438	$29,773	$(8,335)	(28)%	$44,484	$64,749	$(20,265)	(31)%
Third-party product	30,661	36,333	(5,672)	(16)	61,160	72,922	(11,762)	(16)
Total revenue, net	$52,099	$66,106	$(14,007)	(21)%	$105,644	$137,671	$(32,027)	(23)%

Revenue decreased by $14.0 million, or 21%, and $32.0 million or 23% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. This decline was primarily driven by a decrease in DTC Total Orders, partially offset by increases in DTC Net Revenue Per Order. Revenue decreased primarily as a result of a reduction in our advertising spend.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Cost of goods sold	$24,036	$31,798	$(7,762)	(24)%	$47,841	$66,108	$(18,267)	(28)%
Gross profit	28,063	34,308	(6,245)	(18)%	57,803	71,563	(13,760)	(19)%
Gross margin	54%	52%			55%	52%

Cost of goods sold decreased by $7.8 million, or 24%, and $18.3 million, or 28%, for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, due to recoveries related to the inventory reserve and a decrease in DTC Total Orders partially offset by higher cost of goods per order.
Gross margin in the three and six months ended June 30, 2024 increased by 197 basis points and 273 basis points, respectively, compared to the three and six months ended June 30, 2023 due to recoveries related to the inventory reserve and a decrease in lower-margin first time orders. Increases in gross margin were partially offset by changes in sales mix of Grove brands and third-party products.
Operating Expenses
Advertising Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Advertising	$2,439	$4,657	$(2,218)	(48)%	$4,492	$13,330	$(8,838)	(66)%
Advertising expenses decreased by $2.2 million, or 48%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the implementation of a lower-spend strategy to optimize the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Performance partnerships advertising decreased by $1.0 million, advertising specifically aimed at attracting retail customers decreased by $1.0 million, and social media and other online advertising decreased by $0.1 million.

Advertising expenses decreased by $8.8 million, or 66%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the implementation of a lower-spend strategy to optimize the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Performance partnerships advertising decreased by $2.9 million, social media and other online advertising decreased by $2.4 million, advertising specifically aimed at attracting retail customers decreased by $2.2 million, audio and mailer advertising decreased by $0.6 million, and creative content production costs decreased by $0.5 million.
Product Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Product development	$5,436	$4,052	$1,384	34%	$9,062	$8,268	$794	10%

Product development expenses increased by $1.4 million, or 34% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to increases in severance related expenses.

Product development expenses increased by $0.8 million, or 10% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increases in severance related expenses.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Selling, general and administrative	$27,124	$35,159	$(8,035)	(23)%	$51,718	$73,180	$(21,462)	(29)%
Selling, general and administrative expenses decreased by $8.0 million, or 23% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Stock-based compensation expense decreased by $1.4 million driven by lower expense relating to the vesting of RSU awards resulting from the terms of the option exchange we effected in October 2022, lower expense under the accelerated attribution method for awards granted prior to the closing of the Business Combination and reductions in headcount. Fulfillment costs decreased by $3.9 million, including a $2.4 million decrease in shipping and handling expenses and $0.8 million decrease in fulfillment labor both due to a decrease in the volume of orders. Other general and administrative expenses, excluding stock-based compensation expense and fulfillment costs, decreased by $2.7 million, mainly due to reductions in corporate salaries and benefits and professional fees. These decreases were partially offset by an increase of $0.7 million in asset impairment charges.
Selling, general and administrative expenses decreased by $21.5 million, or 29% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Stock-based compensation expense decreased by $2.8 million driven by lower expense relating to the vesting of RSU awards resulting from the terms of the option exchange we effected in October 2022 and reductions of headcount. Fulfillment costs decreased by $8.8 million, including a $5.5 million decrease in shipping and handling expenses and $2.0 million decrease in fulfillment labor both due to a decrease in the volume of orders. Other general and administrative expenses, excluding stock-based compensation expense and fulfillment costs, decreased by $9.8 million, which includes $4.1 million in reductions to corporate salaries and benefits, a $3.1 million gain from our modification of the lease related to our headquarters and reductions in professional and other fees. These decreases were partially offset by an increase of $0.7 million in asset impairment charges.

Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Interest expense	$4,117	$4,044	$73	2%	$8,246	$7,773	$473	6%
Interest expense increased by $0.1 million, or 2%, and $0.5 million or 6% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023 primarily due to increases in the amount of our outstanding debt and interest rates. See the section titled “Liquidity and Capital Resources” below for further details.

Non-operating income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Changes in fair value of derivative liabilities	$(8)	$(1,727)	$1,719	*	$(206)	$(1,435)	$1,229	(86)%
Other income, net	(994)	(1,021)	27	(3)%	(2,077)	(5,638)	3,561	(63)%
*Change not meaningful
The change in the fair value of derivative liabilities for the three and six ended June 30, 2024, other than the Structural Derivative liability, was primarily driven by the changes in our stock price from December 31, 2023 through June 30, 2024. The change in fair value of the Structural Derivative liability for the three and six ended June 30, 2024 was primarily driven by the length of time before the Structural Subsequent Shares could be issued.
Other income was essentially flat for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which reflects decreased cash balances offset by increases in market interest rates.
Other income, net decreased by $3.6 million, or 63% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the $3.7 million gain recorded in the first quarter of 2023 as a result of reaching settlement with Morgan Stanley related to the de-SPAC fees allocated to derivative instruments.

Liquidity, Capital Resources and Requirements
As of June 30, 2024, we had $78.8 million in unrestricted cash and cash equivalents, which excludes restricted cash of $3.8 million. We incurred negative cash flows from operating activities of $10.8 million for the six months ended June 30, 2024. We have incurred significant losses since inception and have an accumulated deficit of approximately $634.5 million. To date, we have funded our operations principally through convertible preferred stock and common stock financings, the incurrence of debt and the Closing of the Business Combination. We have total outstanding indebtedness of $73.4 million, net of debt issuance costs, as of June 30, 2024. As described more fully below, in July 2024, we used $42.0 million of cash to prepay a portion of our outstanding indebtedness.
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
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $6.4 million as of June 30, 2024.
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the SEPA. As a result, unless our average stock price exceeds $15.33 we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of June 30, 2024, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of July 31, 2024, under the terms of the SEPA we would be able to raise gross proceeds of approximately $8.6 million.
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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of June 30, 2024, we had $10.3 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022 included in Form 10-K filed with the SEC on March 20, 2024.
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
Loan Facilities
Structural Debt Facility
In December 2022, we entered into a Loan and Security Agreement (“Structural Debt Facility”) with third-party lenders to borrow gross proceeds of $72.0 million which was used primarily to settle other outstanding obligations with a prior lender. In July 2024, we entered into an amendment to the Structural Debt Facility (the “Structural Amendment”) which required us to prepay $42.0 million of the outstanding principal amount and delayed the principal repayment period until January 1, 2026 and modified covenants related to our cash balances. The Structural Amendment did not modify interest terms of the Structural Debt Facility. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. As of June 30, 2024, the contractual interest rate on the Structural Debt Facility was 16.00%. We may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the maturity date, we may be obligated to pay additional fees which would allow for the lenders to reach a minimum return.
The Structural Debt Facility, as modified by the Structural Amendment, is collateralized by our assets and includes financial covenants we must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $23.8 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ended March 31, 2023. The Structural Debt Facility contains a subjective acceleration clause in the event that lenders determine that a material adverse change has or will occur within the business, operations, or financial condition of the Company or a material impairment of the prospect of repaying any portion of this financial obligation. In accordance with the loan agreement, Structural has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. We believe the likelihood that lenders would exercise the subjective acceleration clause is remote. As of June 30, 2024, we were in compliance with these covenants.
Siena Revolver
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. In July 2024, we entered into an amendment to the Siena Revolver (the “Siena Amendment”). The borrowing capacity under the Siena Revolver, as modified by the Siena Amendment, is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. As of June 30, 2024, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $6.4 million.
The interest rates applicable to borrowings under the Siena Revolver were not modified by the Siena Amendment and are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the term SOFR then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.5% and (3) 5.0% per annum. The applicable margin for the Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings, as defined by the Siena Revolver, and 3.75% to 5.50% per annum in the case of Term SOFR borrowings, as defined by the Siena Revolver. The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement, including a subjective acceleration clause in the event that Siena determines that a material adverse change has or will occur with the business. We believe the likelihood of Siena exercising the subjective acceleration clause is remote. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Siena Revolver matures at the earlier of March 10, 2026 or the maturity date of the Structural Debt Facility. As of June 30, 2024, we were in compliance with all covenants related to the Siena Revolver.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(10,769)	$(5,572)
Net cash used in investing activities	(906)	(1,539)
Net cash (used in) provided by financing activities	(554)	861
Net decrease in cash, cash equivalents and restricted cash	$(12,229)	$(6,250)
Operating Activities
Net cash used in operating activities increased by $5.2 million for the six months ended June 30, 2024 compared to June 30, 2023, primarily attributable to an increase in outflow related to changes in net operating assets and liabilities of $14.1 million offset by a decrease in net loss, net of noncash activities, of $8.9 million. The increase in outflow was primarily driven by a decrease in cash inflows related to inventory and decreases in accounts payable and accrued expenses, as well as a one-time $4.8 million payment related to our operating leases. The decrease in net loss, net of non-cash activities, was primarily driven by a decrease in advertising expenses of $8.8 million and a decrease in selling, general and administrative expenses of $21.5 million.
Investing Activities
Net cash used in investing activities of $0.9 million and $1.5 million for the six months ended June 30, 2024 and June 30, 2023 was primarily due to the capitalization of internally developed software costs.
Financing Activities
Net cash used in financing activities of $0.6 million for the six months ended June 30, 2024 primarily consists of net payments related to stock-based award activities offset by proceeds related to the Company’s ESPP plan.
Net cash provided by financing activities of $0.9 million for the six months ended June 30, 2023 primarily consisted of $7.5 million in proceeds from the Siena Revolver offset by the payment of transaction costs related to the Business Combination of $4.2 million, payment of debt fees of $0.9 million, and payment related to stock-based award activities of $1.2 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of June 30, 2024.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2024.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

After a number of years of rapid growth, since the beginning of 2022 we have seen substantial declines in our revenues and business operations, particularly as we have shifted our operating strategy to achieve profitability. If we are unable to achieve profitable growth in the future, our business prospects and our stock price could be adversely affected.

From our launch in 2012 through 2021, we experienced rapid growth in our revenues and expansion of our business operations. Beginning in 2022, we have experienced sequential declines in revenues. In response to these business declines and in an effort to stabilize our business, we have undertaken a series of measures to cut our operating expenses and achieve adjusted EBITDA profitability. These changes in our business model have placed significant demands on our management, financial, operational, technological and other resources. Our ability to achieve profitable growth in the future depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; expand distribution to new retail partners; continue to innovate and introduce new products; maintain and improve our technology platform supporting our e-commerce business; expand our supplier and fulfillment capacities; drive operational efficiency; and maintain quality control over our product offerings. These challenges have been compounded by recent trends in the macroeconomic environment, with increased inflationary pressure on consumer spending, increased interest rates and reduced access to capital constraining liquidity, all of which may cause us to reduce spending in areas that historically drive growth and which could materially adversely affect our business.

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

Our quarterly operating results fluctuate for a variety of reasons, many of which are beyond our control. Our revenue could fluctuate for a variety of reasons, including the seasonality of market transactions; our success in attracting new and maintaining relationships with existing retail and ecommerce partners; our success in executing on our strategy and the impact of any changes in our strategy; the timing and success of product launches, including new products that we may introduce; the success of our marketing efforts; general market conditions; disruptions or defects in our technology platform, such as privacy or data security breaches, errors in our software or other incidents that impact the availability, reliability, or performance of our platform; the impact of competitive developments and our response to those developments; supply chain issues; and our ability to recruit and retain employees. Historically, we have realized a higher portion of our net revenues in the first quarter when customers are focused on improving their lifestyle and quality of living, which we believe makes our products and marketing messages particularly appealing, and a lower portion of our net revenues in the fourth quarter when many customers are focused on holiday shopping. In addition, our operating expenses fluctuate from period to period, in part in anticipation of their seasonality.

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

We have incurred significant losses since our inception. For the years ended December 31, 2023, 2022 and 2021 we incurred net losses of $43.2 million, $87.7 million and $135.9 million, respectively. As of June 30, 2024, we had an accumulated deficit of $634.5 million.

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

We expect to continue to incur significant expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months. However, the terms of our debt facilities and our longer term operating plan will require us to obtain additional financing.

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the Equity Purchase Agreement may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Equity Purchase Agreement will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Equity Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of July 31, 2024, under the terms of the Equity Purchase Agreement we would be able to raise gross proceeds of approximately $8.6 million. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Equity Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Equity Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Equity Purchase Agreement. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

While we may continue to opportunistically seek access to additional funds by utilizing the Equity Purchase Agreement, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce our investments in advertising and other strategic initiatives planned for future growth, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

We compete with producers of household and personal care products and e-commerce and traditional sales outlets for these products. Some of our competitors are also our partners and we distribute their products. In addition, there is a risk that our emerging retail distribution partnerships will erode the success of our DTC e-commerce business. Some of our current and potential competitors have longer operating histories, larger fulfillment infrastructures, better established wholesale and retail distribution networks, faster shipping times, lower-cost shipping, lower operating costs, larger customer bases, and greater control over inputs critical to our business such as financial, marketing, institutional and other resources. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, and devote more resources to research and development, technology, infrastructure, fulfillment, and marketing and develop products or services that are similar to ours or that achieve greater market acceptance. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. Our business is subject to rapid change, the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Competition may adversely affect our business, operating results and financial condition.

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

We have historically acquired a significant number of our customers through digital advertising on social media channels owned by Facebook that may, along with other social media platforms we may engage in the future, terminate their agreements with us at any time or introduce factors beyond our control, such as such as adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience; increase pricing; and change their policies which may have the effect of negatively impacting advertising through these channels, all of which could impact our ability to attract new customers.

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

Changes to our DTC business designed to attract new customers and retain existing customers, including, but not limited to expanded shopping personalization, non-subscription options, and user generated and editorial content may not perform as well as our historical DTC platform which could negatively impact our results of operations. We recently updated our e-commerce experience. Our initial implementation of these changes resulted in lower first order conversion rates, which contributed to a reduction in our marketing spend. We have made and plan to continue to make changes to our first order experience to improve first order conversion and reintroduce dormant customers to our platform. The changes involve the removal of gated access and default subscriptions and the creation of incentives for customers to opt into a program where they can subscribe to our service to save in connection with their purchases. The changes also involve our offering discounts for repeat orders and free gifts to incentivize more sales. The changes may not be successful in offsetting the reduction in conversion rate that we experienced or may not be successful for other reasons. If they are not successful our business, operating results and financial condition will be harmed.

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

Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with or investigations under any such laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects. For example, the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic subscription renewal practices, and the cost of responding to their investigation could be significant irrespective of the outcome of the investigation. We may be subject to future claims under auto-payment renewal laws and regulations that could have a material adverse effect on our business. In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We are in the process of migrating our ecommerce platform from our home-grown solution to Shopify, a third-party service provider. This migration involves risks which are common in large-scale IT projects, including potential cost overruns and delays. Our business will also become reliant on Shopify for critical functionality, which may expose us to vendor-specific risks, such as service disruptions, changes in pricing, or alterations in the platform's features. Furthermore, the success of this migration is critical to our business performance. If the transition does not go smoothly, particularly during the go-live phase, it could negatively impact our operations, customer experience, and financial results.

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

We operate warehouse fulfillment centers located in Reno, Nevada and Elizabethtown, Pennsylvania and contract with a third party for the fulfillment of our products distributed to our retail partners. We closed our Missouri location in the second quarter of 2024 to optimize for cost and operational efficiencies. If we do not successfully optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers.

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

We also receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

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

As is common in the digital world we operate in, we and our third-party service providers have experienced security incidents involving unauthorized access to our account credentials; however, all such incidents have been remediated and we are not aware of any significant impact resulting from such incidents. While we regularly defend against and respond to cybersecurity threats and attacks, our efforts to contain, mitigate and remediate a data security incident may not be successful, resulting in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. The costs to respond to a significant security breach or security vulnerability, including to provide breach notification where required, can be substantial. We may have to notify stakeholders of security breaches, which may harm our reputation and expose us to loss of consumers and business. Breach notification can lead to negative publicity, may cause our consumers to lose confidence in the effectiveness of our security measures, and could require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach could lead to claims by our consumers or ecommerce or retail customers, or other relevant stakeholders that we have failed to comply with our legal or contractual obligations. As a result, we could be subject to legal action or our consumers or ecommerce or retail customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have, or in the future be able to obtain, adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. If the impact of a security incident or breach or the successful assertion of one or more large claims against us exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business, financial condition, reputation and results of operations.

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

Other jurisdictions in the United States have already passed or are considering laws similar to the CCPA, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA, which became effective on January 1, 2023, has required and will require us to incur additional costs and expenses in an effort to comply with it. Colorado also has a similar law, the Colorado Privacy Act (the “CPA”), which became effective on July 1, 2023. Many other states have adopted or are currently considering proposed comprehensive data privacy legislation and all 50 states have passed at least some form of data privacy legislation (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches). At the federal level, the United States Congress is also considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

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

We are a public benefit corporation incorporated under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our Charter. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

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
Outstanding warrants to purchase an aggregate of 111,895 shares of Class B Common Stock may become exercisable in accordance with the terms of the warrant agreements governing those securities, the forms of which have been filed as Exhibit 4.5 through Exhibit 4.12 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The exercise prices of the Legacy Grove Warrants are set forth in such warrant agreements, as subsequently adjusted pursuant to the Business Combination.

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

To the extent any of the Public Warrants, Private Placement Warrants, Legacy Grove Warrants, Backstop Warrants or Volition Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised or shares be issued, as applicable, could adversely affect the prevailing market prices of our Class A Common Stock.

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

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual-class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not invest in our Class A Common Stock. These policies are still fairly new and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of June 30, 2024, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 5,421,804. The Compensation Committee of the Board may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We will file one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. For example, on December 14, 2022, we received notice from the NYSE that the average per share trading price of our common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we had a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. While we regained compliance, we may fall out of compliance in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. Our outstanding Series A Preferred Stock also has a preferential dividend if dividends are declared by our board of directors. As a result of our current circumstances, holders of our Class A Common Stock may not receive any return on an investment in our Class A Common Stock unless such holder sells the Class A Common Stock for a price greater than that which such holder paid for it.

The Series A Preferred Stock contains rights, preferences and privileges that may limit our business flexibility or reduce the value of our Class A Common Stock.

In connection with any sale or liquidation of Grove, holders of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) are entitled to receive the greater of (i) an aggregate of $10 million plus declared but unpaid dividends, if any, and (ii) the amount they would have received had the converted their Series A Preferred Stock into Class A Common Stock prior and in preference to any distributions to holders of Class A Common Stock, which may limit the value of you stock in any such transaction. In addition, for so long as at least 50% of the shares of Series A Preferred Stock remain outstanding, we may not, without first obtaining the approval of the holders of at least a majority of the Series A Preferred Stock take certain actions including amending our certificate of incorporation or bylaws in a manner that adversely affects the Series A Preferred Stock, increasing or decreasing the authorized number of shares of Series A Preferred Stock or issuing stock that is senior to the Series A Preferred Stock, which may limit our flexibility to raise additional equity capital or take other corporate actions. There is no guarantee that the holders of Series A Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in value of our Class A Common Stock. In addition, the Series A Preferred Stock are convertible into our Class A common stock at the option of the holders thereof. Accordingly, any conversion of convertible preferred stock would dilute the ownership of our holders of our Class A Common Stock. The potential dilutive effect of the conversion of shares of Series A Preferred Stock may also adversely affect our ability to obtain additional financing on favorable terms or at all.

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

The trading market for our Class A Common Stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We face significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

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
2.1†
Agreement and Plan of Merger, dated as of December 7, 2021, by and among Virgin Group Acquisition Corp. II, Treehouse Merger Sub, Inc. and Grove Collaborative, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on December 8, 2021).

Exhibit Number	Description
2.2†
Amended and Restated Agreement and Plan of Merger, dated as of March 31, 2022, by and among Virgin Group Acquisition Corp. II, Treehouse Merger Sub, Inc., Treehouse Merger Sub II, LLC and Grove Collaborative, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed with the SEC on April 4, 2022).

3.1	Certificate of Incorporation of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 23, 2022).

3.2
Certificate of Amendment to Certificate of Incorporation of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2023).

3.3
Certificate of Designations of Series A Convertible Preferred Stock of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023).

3.4	Bylaws of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on March 15, 2021).

4.2
Warrant Agreement, dated as of March 22, 2021, between Virgin Group Acquisition Corp. II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on March 25, 2021).

4.3	Certificate of Corporate Domestication of Virgin Group Acquisition Corp. II (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.4
Warrant Agreement, dated June 16, 2022, between Grove Collaborative Holdings, Inc. and Corvina Holdings Limited (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.5	Specimen Warrant to Purchase Shares of Common Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.6	Specimen Warrant to Purchase Shares of Common Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.7	Specimen Warrant to Purchase Shares of Common Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.7 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.8	Specimen Warrant to Purchase Shares of Common Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.8 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.9	Specimen Warrant to Purchase Shares of Series A Preferred Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.9 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.10	Specimen Warrant to Purchase Shares of Series B Preferred Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.10 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.11	Specimen Warrant to Purchase Shares of Series C Preferred Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.11 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.12	Specimen Warrant to Purchase Shares of Series D Preferred Stock of Grove Collaborative, Inc. (incorporated by reference to Exhibit 4.12 of the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.13
Warrant Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove Management LLC (incorporated by reference to Exhibit 4.13 of the Company’s Form 10-Q, filed with the SEC on November 10, 2022).

4.14
Warrant to Purchase Common Stock, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc. and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023).

4.15
Warrant to Purchase Common Stock, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc. and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023).

Exhibit Number	Description
4.16
Subscription Agreement, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023)

4.17
Amendment No. 2 to Loan and Security Agreement, dated as of July 16, 2024, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., Structural Capital Investments III, LP, Structural Capital Investments IV, LP, Avenue Sustainable Solutions Fund, L.P., and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC, and Ocean II PLO LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2024)

4.18
Amendment No. 1 to Loan and Security Agreement, dated as of July 16, 2024, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2024)

10.1+
Agreement for the Payment of Benefits Following Termination of Employment dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc. and Jeff Yurcisin (incorporated by reference to Exhibit 5.1 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.2+
Employee Inducement Performance Based Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.2 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.3+
Employee Inducement Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.3 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.4+
Letter of Transition by and between Grove Collaborative Holdings, Inc. and Stuart Landesberg (incorporated by reference to Exhibit 5.4 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

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

Date: August 12, 2024	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer