Form 10-Q
period 2024-09-30
Grove Collaborative Holdings, Inc.
filed 2024-11-13
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The registrant had outstanding 35,438,692 shares of Class A common stock and 3,913,024 shares of Class B common stock as of November 8, 2024.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	5
	Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	9
	Notes to the Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3.	Defaults Upon Senior Securities	75
Item 4.	Mine Safety Disclosures	75
Item 5.	Other Information	75
Item 6.	Exhibits	75
Signatures		78

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

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$50,762	$86,411
Restricted cash	3,825	5,650
Inventory	24,546	28,776
Prepaid expenses and other current assets	2,708	3,359
Total current assets	81,841	124,196
Restricted cash	1,002	2,802
Property and equipment, net	5,987	11,625
Operating lease right-of-use assets	13,622	9,612
Other long-term assets	2,741	2,507
Total assets	$105,193	$150,742
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,668	$8,074
Accrued expenses	11,550	16,020
Deferred revenue	6,770	7,154
Debt, current	10,000	—
Operating lease liabilities, current	1,205	3,489
Other current liabilities	393	306
Total current liabilities	39,586	35,043
Debt, noncurrent	22,166	71,662
Operating lease liabilities, noncurrent	13,588	14,404
Derivative liabilities	3,491	11,511
Total liabilities	78,831	132,620
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 25,000 and 10,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	24,842	10,000

Stockholders’ equity:
Common stock, $0.0001 par value — 600,000,000 Class A shares authorized as of September 30, 2024 and December 31, 2023; 33,899,853 and 32,183,695 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; 200,000,000 Class B shares authorized as of September 30, 2024 and December 31, 2023; 5,451,863 and 5,724,199 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	637,394	629,208
Accumulated deficit	(635,878)	(621,090)
Total stockholders’ equity	1,520	8,122
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$105,193	$150,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$48,280	$61,750	$153,924	$199,421
Cost of goods sold	22,678	28,516	70,519	94,624
Gross profit	25,602	33,234	83,405	104,797

Operating expenses:
Advertising	2,820	4,062	7,312	17,392
Product development	4,802	3,578	13,864	11,846
Selling, general and administrative	24,726	29,699	76,444	102,879
Operating loss	(6,746)	(4,105)	(14,215)	(27,320)

Non-operating expenses (income):
Interest expense	2,942	4,145	11,188	11,918
Changes in fair value of derivative liabilities	(7,813)	2,733	(8,019)	1,298
Other income, net	(550)	(1,179)	(2,627)	(6,817)
Total non-operating expenses (income), net	(5,421)	5,699	542	6,399
Loss before provision for income taxes	(1,325)	(9,804)	(14,757)	(33,719)
Provision for income taxes	11	7	31	28
Net loss	$(1,336)	$(9,811)	$(14,788)	$(33,747)
Less: Accretion on Series A preferred stock	—	(976)	—	(976)
Less: Accumulated dividends on convertible preferred stock	(174)	(82)	(474)	(82)
Net loss attributable to common stockholders, basic and diluted	$(1,510)	$(10,869)	$(15,262)	$(34,805)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.31)	$(0.41)	$(1.01)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,343,930	35,253,756	36,798,814	34,433,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2024	10	$10,000	38,953	$4	$635,224	$(634,542)	$686
Issuance of Series A' Preferred Stock, net of issuance costs	15	14,842	—	—	—	—	—
Cancellation of Volition Warrant	—	—	—	—	(300)	—	(300)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	399	—	(288)	—	(288)
Stock-based compensation	—	—	—	—	2,758	—	2,758
Net loss	—	—	—	—	—	(1,336)	(1,336)
Balances as of September 30, 2024	25	$24,842	39,352	$4	$637,394	$(635,878)	$1,520

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2023	—	$—	36,438	$4	$622,931	$(601,794)	$21,141
Issuance of Series A Preferred Stock, net of issuance costs	10	9,024	—	—	—	—	—
Issuance of common stock warrants, net of issuance costs	—	—	—	—	643	—	643
Accretion on Series A Preferred Stock	—	976	—	—	(976)	—	(976)
Issuance of shares to settle Additional Shares liability, net of issuance costs	—	—	714	—	1,407	—	1,407
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	298	—	(470)	—	(470)
Stock-based compensation	—	—	—	—	2,157	—	2,157
Net loss	—	—	—	—	—	(9,811)	(9,811)
Balances as of September 30, 2023	10	$10,000	37,450	$4	$625,692	$(611,605)	$14,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	$8,122
Issuance of Series A' Preferred Stock, net of issuance costs	15	14,842	—	—	—	—	—
Cancellation of Volition Warrant	—	—	—	—	(300)	—	(300)
Issuance of common stock upon exercise of stock options	—	—	7	—	6	—	6
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,271	—	(1,083)	—	(1,083)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	166	—	235	—	235
Stock-based compensation	—	—	—	—	9,328	—	9,328
Net loss	—	—	—	—	—	(14,788)	(14,788)
Balances as of September 30, 2024	25	$24,842	39,352	$4	$637,394	$(635,878)	$1,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	$—	35,571	$4	$604,387	$(577,858)	26,533
Issuance of Series A Preferred Stock, net of issuance costs	10	9,024	—	—	—	—	—
Issuance of common stock warrants, net of issuance costs	—	—	—	—	643	—	643
Accretion on Series A Preferred Stock	—	976	—	—	(976)	—	(976)
Issuance of shares to settle Additional Shares liability, net of issuance costs	—	—	714	—	1,407	—	1,407
Issuance of common stock upon exercise of stock options	—	—	38	—	71	—	71
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,224	—	(1,743)	—	(1,743)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	100	—	213	—	213
Cancellation of Earn-Out Shares	—	—	(197)	—	—	—	—
Reduction in transaction costs	—	—	—	—	9,609	—	9,609
Stock-based compensation	—	—	—	—	12,081	—	12,081
Net loss	—	—	—	—	—	(33,747)	(33,747)
Balances as of September 30, 2023	10	$10,000	37,450	$4	$625,692	$(611,605)	$14,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(14,788)	$(33,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease modification	(3,139)	—
Stock-based compensation expense	9,268	11,941
Depreciation and amortization	7,401	4,359
Changes in fair value of derivative liabilities	(8,019)	1,298
Reduction of transaction costs allocated to derivative liabilities upon Business Combination	—	(3,745)
Non-cash interest expense	2,811	2,872
Asset impairment charges	700	—
Inventory reserve	(1,883)	1,123
Other non-cash expenses (income)	(133)	99
Changes in operating assets and liabilities:
Inventory	6,113	10,297
Prepaids and other assets	340	(574)
Accounts payable	1,318	(1,846)
Accrued expenses	(5,040)	2,469
Deferred revenue	(384)	(3,133)
Operating lease right-of-use assets and liabilities	(4,671)	(752)
Other liabilities	87	237
Net cash used in operating activities	(10,019)	(9,102)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	93	—
Purchase of property and equipment	(1,392)	(2,383)
Net cash used in investing activities	(1,299)	(2,383)

Cash Flows from Financing Activities
Proceeds from issuance of debt	—	7,500
Payment of debt issuance costs	(114)	(925)
Repayment of debt	(42,000)	(575)
Proceeds from issuance of redeemable convertible preferred stock	15,000	10,000
Payment of transaction costs related to Business Combination, Preferred Stock and settlement of Additional Shares liability	—	(4,295)
Payments related to stock-based award activities, net	(1,077)	(1,672)
Proceeds from issuance under employee stock purchase plan	235	213
Net cash (used in) provided by financing activities	(27,956)	10,246

Net decrease in cash, cash equivalents and restricted cash	(39,274)	(1,239)
Cash, cash equivalents and restricted cash at beginning of period	94,863	95,985
Cash, cash equivalents and restricted cash at end of period	$55,589	$94,746

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure
Cash paid for taxes	$45	$43
Cash paid for interest	$9,160	$8,953

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$290	$76
Debt issuance costs in accounts payable and accrued liabilities	$119	$—
Lease liabilities arising from obtaining operating lease right-of-use assets	$6,506	$—
Preferred Stock issuance costs and costs to settle Additional Shares Liability in accounts payable and accrued liabilities	$458	$281
Cancellation of Volition Warrant	$300	$—
Reduction in transaction costs allocated to equity instruments	$—	$9,609
Settlement of Additional Shares liability	$—	$1,500
Partial settlement of Earnout due to cancellation of shares	$—	$347

Reconciliation of cash, cash equivalents, and restricted cash:
	September 30,
	2024	2023
Cash and cash equivalents	$50,762	$86,094
Restricted cash	4,827	8,652
Total cash, cash equivalents and restricted cash	$55,589	$94,746

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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 20, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $635.9 million as of September 30, 2024. The Company’s existing sources of liquidity as of September 30, 2024 include unrestricted cash and cash equivalents of $50.8 million and availability of debt from the Siena Revolver (defined in Note 5, Debt). The Company has historically funded operations primarily with issuances of redeemable convertible preferred stock, convertible preferred stock, contingently redeemable convertible common stock and the

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
incurrence of debt. The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of reserve amounts for the Company’s inventories on hand, useful life of intangible assets, sales returns and allowances, certain assumptions used in the valuation of equity awards and the Company’s Preferred Stock, the estimated fair value of common stock liability classified Public and Private Placement Warrants, certain assumptions related to the Company’s contingent liabilities, the fair value of Earn-Out liabilities and the fair value of the Structural Derivative Liability. Actual results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
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
The Company’s participating securities included the Company’s convertible preferred stock, as the holders are entitled to receive cumulative dividends in the event that a dividend is declared on common stock. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is declared on common stock. The holders of convertible preferred stock and the holders of the Company’s common stock warrants do not have a contractual obligation to share in losses.
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on outstanding Preferred Stock (Note 8, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 7, Common Stock and Warrants) and Volition Penny Warrants (Note 8, Redeemable Convertible Preferred Stock).
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
Restricted Cash
Short-term restricted cash represents cash on deposit with financial institutions to collateralize Company credit cards and to collateralize letters of credit that are short-term in nature. Long-term restricted cash represents cash on deposit with a financial institutions to collateralize letters of credit related to the Company’s non-cancellable operating leases. Restricted cash is stated at cost, which approximates fair value.
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
The Company depends on a variety of vendors to supply products sold by the Company. The following table presents the Company’s inventory purchases exceeding 10% of total inventory purchases by supplier for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Supplier A	28%	27%	24%	27%
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
At inception of the VIP membership benefit period, the Company allocates the VIP membership fee to each of the two material rights using a relative standalone selling price basis. Generally, standalone selling prices are determined based on the observable price of the good or service when sold separately to non-VIP customers and the estimated number of shipments and free products per benefit period. The Company also considers the likelihood of redemption when determining the standalone selling price for free products and then recognizes these allocated amounts upon the shipment of a qualifying customer order. To date, customers buying patterns closely approximate a ratable revenue attribution method over the customers VIP membership period. Due to these factors, the Company typically recognizes VIP membership revenue ratably over the VIP membership period.
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of September 30, 2024 and December 31, 2023, the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was not material.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net:
Grove Brands	$18,606	$27,648	$63,090	$92,397
Third-party products	29,674	34,102	90,834	107,024
Total revenue, net	$48,280	$61,750	$153,924	$199,421
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are included in other current liabilities and are recognized as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue were $6.8 million and $7.2 million, respectively, as of September 30, 2024 and December 31, 2023. Contractual liabilities included in other current liabilities were immaterial as of September 30, 2024 and December 31, 2023. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the nine months ended September 30, 2024 that was previously included in deferred revenue and other current liabilities as of December 31, 2023 was $6.8 million and $0.1 million, respectively.
Fulfillment Costs

Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), shipping and handling expenses, packaging materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended September 30, 2024 and 2023, the Company recorded fulfillment costs of $10.9 million and $13.6 million, respectively, which included $6.5 million and $8.3 million in shipping and handling expenses, respectively, and $2.6 million and $3.0 million in Fulfillment Labor, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded fulfillment costs of $34.0 million and $45.5 million, respectively, which included $20.4 million and $27.6 million in shipping and handling expenses, respectively, and $7.9 million and $10.4 million in Fulfillment Labor, respectively.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
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
On June 12, 2023, the NYSE delisted the Public Warrants from trading due to their low price levels. See Note 7, Common Stock and Warrants for additional details. The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 7, Common Stock and Warrants. As the number of outstanding Public Warrants and Private warrants did not change as a result of the reverse split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A common stock. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions on a pre-reverse split basis:

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	September 30, 2024	December 31, 2023
Fair value of common stock	$0.27	$0.35
Exercise Price	$11.50	$11.50
Risk-free interest rate	3.58%	3.93%
Expected term (in years)	2.79	3.54
Volatility	80.81%	71.77%
Dividend yield	—	—

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
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Debt Facility, including an increase in interest rate upon an event of default and the contingent issuance of the Structural Subsequent Shares as defined in Note 5, Debt and mandatory and voluntary prepayment features. This liability is classified as Level 3 and is valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of the Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its common stock and an implied volatility based on its peer companies.
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$48,514	$—	$—	$48,514
Total	$48,514	$—	$—	$48,514
Financial Liabilities:
Earn-Out Shares	$—	$—	$1,767	$1,767
Public Warrants	—	—	14	14
Private Placement Warrants	—	—	13	13
Structural Derivative Liability	—	—	1,697	1,697
Total	$—	$—	$3,491	$3,491

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
Private Placement and Public Warrants Liabilities
As of September 30, 2024, the Company has Private Placement and Public Warrants defined and discussed in Note 7, Common Stock and Warrants. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.
Structural Derivative Liability
Upon closing the Structural Debt Facility, the Company recorded a liability related to the features that are required to be bifurcated and accounted for as a compound derivative at fair value. Subsequent changes in fair value of the Structural Derivative Liability until settlement is recognized in the statement of operations.
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Earn-Out Shares	Public Warrants	Private Placement Warrants	Structural Derivative Liability	Total
Balance at December 31, 2023	$2,973	$37	$31	$8,470	$11,511
Change in fair value	(1,206)	(23)	(18)	(6,773)	(8,020)
Balances as of September 30, 2024	$1,767	$14	$13	$1,697	$3,491

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
4.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Inventory purchases	$1,430	$3,512
Compensation and benefits	3,550	5,071
Advertising costs	639	457
Fulfillment costs	700	789
Sales taxes	967	1,106
Other accrued expenses	4,264	5,085
Total accrued expenses	$11,550	$16,020

5.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Structural Debt Facility	$24,666	$64,162
Siena Revolver	7,500	7,500
Total debt	$32,166	$71,662
Less: debt, current	(10,000)	—
Total debt, noncurrent	$22,166	$71,662
Structural Debt Facility

In December 2022, the Company entered into a Loan and Security Agreement (“Structural Debt Facility”) with Structural Capital Investments III, LP, Structural Capital Investments IV, LP and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC (collectively, “Structural Funds”) and Avenue Sustainable Solutions Fund, L.P. (“Avenue”) (collectively, “Structural Lenders”) to borrow $72.0 million which was used primarily to settle previously outstanding obligations with a prior lender. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. Prior to the maturity date, the Company may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the maturity date, the Company may be obligated to pay additional fees which would allow for Structural Funds and Avenue to reach a Minimum Return, as defined by the agreement.

On July 16, 2024, the Company entered into Amendment 2 to the Loan and Security Agreement with Structural Lenders (“Structural Amendment”). The terms of the Structural Amendment required the Company to make a payment on the outstanding principal balance of the Structural Debt Facility of $42.0 million. The terms of the Structural Amendment also provided for a reduction of the amount of unrestricted cash required to be maintained by the Company. Furthermore, the terms of the Structural Amendment provided for a delay in the start of the principal repayment period which was July 1, 2025 under the original terms and is now January 1, 2026. The original maturity date of December 21, 2026 did not change. As the terms of the Structural Debt Facility after the Structural Amendment were not deemed to be substantially different from the original agreement, the Company accounted for the Structural Amendment with debt modification accounting. Issuance costs related to the Structural Amendment were nominal.

The Structural Debt Facility is collateralized by the assets of the Company and includes financial covenants the Company must meet in order to avoid an Event of Default, as defined by the original agreement and Structural Amendment. Such covenants include (i) maintaining a minimum of $23.75 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period. In accordance with the loan agreement, Structural Lenders have been provided with the Company’s periodic financial statements and updated projections to

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
facilitate their ongoing assessment of the Company. As of September 30, 2024, the Company was in compliance with these debt covenants.
On December 21, 2022, in connection with the initial closing of the Structural Debt Facility, the Company issued to Structural Funds, including certain affiliates, and to Avenue a total of 990,000 shares of the Company’s Class A common stock (the “Structural Closing Shares”). The Company recorded a debt discount of $1.1 million related to the issuance of these shares, with a corresponding offset to the Company’s Class A common stock and additional paid-in capital. Further, if there are outstanding obligations relating to the Structural Debt Facility on July 21, 2025, representing the thirty-month anniversary of such closing, the Company agrees to issue to Structural Funds, including certain affiliates, and to Avenue, the aggregate number of shares of the Company’s Class A common stock equal to $9,900,000, divided by the lower of (i) $10.00 and (ii) the volume weighted average price of the Company’s Class A common stock for the sixty trading days prior to such date, as further described in the related issuance agreements (the “Structural Subsequent Shares”).
The Company has identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which are required to be bifurcated and accounted for as a compound embedded derivative at fair value.
Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and incurrence of an additional Structural Derivative Liability amount of $7.1 million. As of September 30, 2024, the Company had $30.0 million in principal outstanding under the Structural Debt Facility with an effective interest rate of 26.43%. In connection with the issuance of Series A’ Preferred Stock (Note 8, Convertible Preferred Stock), the Company is required to prepay $10.0 million of the principal amount on the Structural Debt Facility on or before November 30, 2024; therefore such amounts are classified as debt, current, on the Company’s condensed consolidated balance sheet.
Siena Revolver

In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s condensed consolidated balance sheet and being amortized through the Siena Revolver’s scheduled maturity date. On July 16, 2024, the Company entered into Amendment 1 to Loan and Security Agreement with Siena (“Siena Amendment”). The Siena Amendment modifies certain terms related to how the Company’s available borrowing capacity is determined. The Siena Amendment did not modify any other terms related to the Siena Revolver, including maturity date or maximum borrowing capacity. The Company accounted for the Siena Amendment under debt modification accounting due to the terms being deemed not substantially different. The Company paid $0.3 million of issuance costs related to the Siena Amendment which are included within other assets on the Company’s condensed consolidated balance sheets and being amortized through the Siena Revolver’s scheduled maturity date.

The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the term Secured Overnight Financing Rate (“SOFR”) then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.50% and (3) 5.00% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings, as defined by the Siena Revolver, and 3.75% to 5.50% per annum in the case of Term SOFR Borrowings, as defined by the Siena Revolver. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement. In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. As of September 30, 2024, the Company was in compliance with these debt covenants.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Siena Revolver matures on March 10, 2026. As of September 30, 2024, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver. The interest rate on the outstanding balance as of September 30, 2024 was 9.18%. Additional borrowing capacity from the Siena Revolver was $6.8 million as of September 30, 2024.
6.    Commitments and Contingencies
Merchandise Purchase Commitments
As of September 30, 2024 and December 31, 2023, the Company had obligations to purchase $10.5 million and $14.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $2.2 million and $3.4 million as of September 30, 2024 and December 31, 2023, respectively, primarily related to the Company’s operating leases. The letters of credit have expiration dates through August 2029.

Leases
In March 2024, the Company entered into an amendment to the lease agreement for its headquarters located in San Francisco, California (the “Lease Amendment”), to provide for, among other things, a reduction of the amount of space being leased and of the monthly lease payments owed to the lessor. The Company concluded this was a modification of the existing lease agreement.

In connection with the execution of the Lease Amendment, the Company paid $4.8 million which was determined to be consideration for the remaining space being leased and was considered in remeasuring the Company's ROU asset and lease liability upon execution of the amendment. The Lease Amendment requires the Company to make escalating undiscounted annual base rent payments of up to $0.4 million, payable monthly. The lease term under the Lease Amendment expires in May 2027. The Company previously recognized an impairment loss due to the abandonment of portions of the underlying asset. For the nine months ended September 30, 2024, the Company recognized a gain of $3.1 million within selling, general and administrative expense within its consolidated statements of operations upon remeasuring its lease liability and right of use asset.
On July 2, 2024, the Company entered into a new lease agreement for a warehouse located in Reno, NV (the “Reno Lease”). Under the Reno Lease, the Company is required to make escalating undiscounted annual base rent payments of up to $2.0 million, payable monthly. The Reno Lease commenced on August 6, 2024 and expires on November 30, 2031. The Company has determined the Reno Lease qualifies as an operating lease.
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
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of September 30, 2024, the Company did not meet any Earn-Out thresholds.

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
As of September 30, 2024, the following warrants were outstanding on an as-converted basis:

Warrant Type	Shares	Exercise Price
Public Warrants	1,460,146	$57.50
Private Placement Warrants	1,340,000	$57.50
Public Warrants
The Public Warrants became exercisable into shares of the Company’s Class A common stock commencing on July 16, 2022 and expiring on July 16, 2027, or earlier upon redemption or liquidation. At the Closing Date, the Company assumed 8,050,000 public warrants. On June 16, 2023, the Company agreed to cancel 749,291 Public Warrants from certain holders. Five whole warrants must be bundled together in order to receive one share of the Company’s Class A common stock at an effective exercise price of $57.50 per share, subject to certain adjustments.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Private Placement Warrants
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants. At the Closing Date, the Company assumed 6,700,000 Private Placement Warrants.
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of September 30, 2024.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of September 30, 2024, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of September 30, 2024, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
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
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$6.30
Expected term in years	4.5
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2024		December 31, 2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	—	1,340,000	—
Public Warrants	1,460,146	—	1,460,146	—
Backstop Warrants	775,005	—	775,005	—
Volition Penny Warrants	—	—	20,905	—
Shares issuable upon conversion of convertible preferred stock	12,500,097	—	4,739,336	—
Other outstanding common stock warrants	905,000	111,895	2,484,778	113,776
Outstanding stock options	932,937	777,403	1,084,456	809,847
Outstanding restricted stock units	4,661,619	1,197	4,703,850	9,005
Shares available for issuance under 2022 Equity Incentive Plan	5,494,289	—	4,642,495	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	959,010	—	746,212	—
Total shares of common stock reserved	29,028,103	890,495	21,997,183	932,628
8.    Redeemable Convertible Preferred Stock
On August 11, 2023 (the “Series A Preferred Stock Closing Date”), the Company entered into a subscription agreement (the “Series A Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) where the Company received gross proceeds of $10.0 million in exchange for 10,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”), the issuance of a warrant to purchase

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
1,579,778 shares of Grove’s Class A common stock at an exercise price of $6.33 per share (the “Volition Warrant”) and the issuance of a separate warrant to Volition to purchase 20,905 shares of Grove’s Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrant”). The Volition Warrant and the Volition Penny Warrant each had expiration dates dated on the three-year anniversary of the Redeemable Preferred Stock Closing Date and became exercisable six months following the Redeemable Preferred Stock Closing Date. The Series A Preferred Stock was redeemable, at the option of the holder, for the original issuance price plus any declared but unpaid dividends following the seventh anniversary of the Series A Preferred Stock Closing Date (“Optional Redemption”).
The Company allocated the proceeds received on the Series A Preferred Stock Closing Date to the Series A Preferred Stock, Volition Warrant and Volition Penny Warrant (together the “Volition Warrants”) on a relative fair value basis. The aggregate fair value of the Volition Warrants was $0.7 million and determined using a Black-Scholes Model with the following inputs:

Fair value of common stock	$2.16
Exercise Price	$0.01 — $6.33
Expected term in years	3.0
Risk free rate	4.56%
Volatility	67.24%
Dividend yield	—%
On the Series A Preferred Stock Closing Date, The Company allocated $0.3 million of transaction costs to the Series A preferred stock and nominal transaction costs to the Volition Warrants.

On September 20, 2024, (the “Series A’ Preferred Stock Closing Date”), the Company entered into another subscription agreement (the “Series A’ Preferred Stock Subscription Agreement”) with Volition where the Company received gross proceeds of $15.0 million in exchange for 15,000 shares of the Company’s Series A' Redeemable Convertible Preferred Stock (the “Series A’ Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). In connection with the issuance of the Series A’ Preferred Stock, Volition and the Company agreed to cancel the Volition Warrants, cancel the Volition Penny Warrants and modified the redemption terms of the Series A Preferred Stock such that the Series A Preferred Stock is no longer subject to Optional Redemption,.
The Company concluded that the issuance of the Series A’ Preferred Stock, modification of terms to the Series A Preferred Stock, cancellation of the Volition Warrant and cancellation of the Volition Penny Warrant should be accounted for as an extinguishment of the Series A Preferred Stock in exchange for new instruments. As such, the Company derecognized the carrying amount of the Series A Preferred Stock and Volition Warrants and recorded both series of the Preferred Stock at their fair values. On the Series A’ Preferred Stock Closing Date, the Company recorded $0.5 million of transaction costs against the proceeds received for the Series A’ Preferred Stock.

Significant terms of the Series A Preferred Stock and Series A’ Preferred Stock are identical except as noted below and are summarized as follows:

Dividends – The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the Board of Directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A common stock payable in shares of Class A common stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends as of September 30, 2024 was $0.7 million.

Liquidation – Upon any liquidation transaction, whether voluntary or involuntary, each holder of outstanding shares of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, whether such assets are capital, surplus or earnings, prior and in preference to any distribution of any of the assets of the Corporation to the holders of the Class A common stock, Class B common stock or of any other stock or equity security, an amount in cash, equal to the greater of (i) the Preferred Stock original issuance price held by such holder plus any declared but unpaid dividends to which such holder of outstanding shares of the Preferred Stock is then entitled, if any, or (ii) the amount each holder

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
of a share of the Preferred would be entitled on an as-converted into Class A common stock basis, based on the then effective Conversion Price, as defined by the Amended Certificate of Designations of Series A Convertible Preferred Stock, (without regard to any restrictions or limitations on conversion) immediately prior to such liquidation transaction. If, upon any Liquidation Transaction, the funds legally available for distribution to all holders of the Preferred Stock shall be insufficient to permit the payment to all such holders of the full liquidation preference amount, then the entire funds legally available for distribution shall be distributed ratably among the holders of the Preferred Stock ratably in proportion to the full preferential amounts to which they are entitled to.

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

Conversion – At the option of the holder, each share of Preferred Stock is convertible into fully paid and non-assessable shares of Class A common stock equal to the sum of (i) the amount determined by dividing (x) the Preferred Stock original issuance price plus any declared but unpaid dividends to which such share of the Preferred Stock is then entitled by (y) $2.11, for shares of Series A Preferred Stock, or $1.9328 for Series A’ Preferred Stock (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like) in effect on the date the certificate is surrendered for conversion or notice is provided for non-certificated shares and (ii) the Subsequent Issuance Share Adjustment, as defined by the Amended Certificate of Designations of Series A Convertible Preferred Stock.

The Company may, in its sole discretion, upon five business days prior written notice, force the conversion of all of the outstanding shares of the Preferred Stock (including any declared but unpaid dividends to which such shares of Preferred Stock are then entitled) at the conversion price upon certain events, as specified in the Amended Certificate of Designations of Series A Preferred Stock.

The Company classifies the Preferred Stock as temporary, or mezzanine, equity because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company. The Volition Warrants and Volition Penny Warrants were classified within additional paid-in capital on the Company’s balance sheet as of December 31, 2023.
9.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2023	1,894,303	$7.82	4.23	$32
Exercised	(6,762)	$1.02
Cancelled/forfeited	(177,201)	$12.47
Balance – September 30, 2024	1,710,340	$7.37	3.81	$10
Options vested and exercisable – September 30, 2024	1,504,731	$5.79	3.45	$10

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The total grant date fair value of options that vested during nine months ended September 30, 2024 was $0.1 million. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 was nominal. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,434 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. As of September 30, 2024, the market-based vesting criteria had not been met. All expense related to this award has been recognized in prior periods.
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the nine months ended September 30, 2024:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2023	4,712,855	$4.16
Granted	2,725,911	$1.63
Vested	(1,957,885)	$4.01
Forfeited	(818,065)	$2.86
Balance – September 30, 2024	4,662,816	$2.97

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

The CEO Award has a total aggregate value of $2.0 million. During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.6 million of stock-based compensation expense related to the CEO Award, respectively. During the three and nine months ended September 30, 2023 the Company recorded $0.1 million of stock-based compensation expense related to the CEO Award.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Executive Chair Award has a total aggregate fair value of $0.4 million. During the three and nine ended September 30, 2024, stock-based compensation expense related to the Executive Chair Award was nominal and $0.2 million respectively.

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
Stock-Based Compensation Expense
The Company recognized a total of $2.8 million and $2.1 million of stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively and $9.3 million and $11.9 million of stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the statements of operations for each period presented. As of September 30, 2024, the total unrecognized compensation expense related to unvested options and RSUs was $9.6 million, which the Company expects to recognize over an estimated weighted average period of 1.7 years.

10.    Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss, basic and diluted	$(1,336)	$(9,811)	$(14,788)	$(33,747)
Less: Accretion on Series A preferred stock	—	(976)	—	(976)
Less: Accumulated dividends on convertible preferred stock	$(174)	$(82)	$(474)	$(82)
Net loss attributable to common stockholders, basic and diluted	$(1,510)	$(10,869)	$(15,262)	$(34,805)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.31)	$(0.41)	$(1.01)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,343,930	35,253,756	36,798,814	34,433,760

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible preferred stock	12,500,097	4,739,336	12,500,097	4,739,336
Common stock options	1,710,340	1,926,511	1,710,340	1,926,511
Restricted stock units	4,662,816	5,161,753	4,662,816	5,161,753
Common stock warrants	1,016,895	2,598,554	1,016,895	2,598,554
Private and Public Placement Warrants	2,800,146	2,800,146	2,800,146	2,800,146
Earn-Out Shares	2,602,412	2,602,554	2,602,412	2,602,554
ESPP shares	97,419	132,051	97,419	132,051
Total	25,390,125	19,960,905	25,390,125	19,960,905

11.    Subsequent Events
In October 2024, the Company began to wind down its sales of its Grove Co branded products through brick and mortar retail channels. The impact on the Company’s financial results from its brick and mortar retail channel has historically been insignificant, and the Company expects to have completed the cessation of sales through the brick and mortar distribution channel in 2025.
In October 2024, 1,538,839 shares of the Company’s Class B Common Stock were converted into an equivalent number of shares of Class A Common Stock. If at the end of a fiscal quarter, the aggregate number of outstanding shares of Class B Common Stock, including securities exercisable or convertible into Class B Common Stock, represent less than ten percent of all shares of Common Stock (inclusive of Class A Common Stock and Class B Common Stock) outstanding, including securities exercisable for or convertible into Common Stock, the Class B Common Stock will be converted into Class A Common Stock, or equivalent exercisable or convertible securities, forty-five days after the end of the fiscal quarter. After conversion, converted shares and securities will have identical rights, including voting rights, to those of Class A Common Stock or equivalent converted security. After accounting for conversions of Class B Common Stock into Class A Common Stock through October 2024, outstanding Class B Common Stock and securities exercisable for or convertible into Class B Common Stock were less than ten percent of all shares of outstanding common stock and securities exercisable or convertible into common stock. As such, the remaining shares of Class B Common Stock outstanding are expected to be converted into Class A Common Stock automatically on February 15, 2025.

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

We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We refer to this part of our business as “DTC.” We recently made the decision to exit the business of selling Grove Co. products in brick and mortar retail channels. We expect our exit from brick and mortar retail to improve our profitability while having an insignificant impact on our revenue, and to be completed in 2025.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $635.9 million as of September 30, 2024. Beginning in the second half of 2022, we substantially reduced our operating expenses across the business in support of our drive toward profitability. These expense reductions, particularly in advertising, have resulted in a substantial decline in our revenue.
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
Ability To Grow our Brand Awareness
Our brand is integral to the growth of our business and is essential to our ability to engage with our community. Our performance will depend on our ability to profitably attract new customers and encourage consumer spending across our product portfolio. We believe the core elements of continuing to grow our brand awareness in a manner that increases our market penetration are highlighting our products’ qualities of being natural, sustainable and effective and the effectiveness of our marketing efforts.
Ability to Continue to Innovate in Products and Packaging
Our continued product innovation is integral to our future growth. We have developed and launched over 500 individual products in recent years. The research, development, testing and improvement of our products has been led by our research and development team, which includes experienced chemists and formulators, who work closely with our sustainability team. These new and innovative products, as well as our focus on environmentally responsible packaging, have been key drivers of our value proposition to date. An important element of our product development strategy is our ability to engage directly with customers through our DTC platform to assess demand and market preferences. As a result of our cost reductions in recent periods, we have substantially reduced our investment in product innovation. Our future success in research and development and ability to assess customer needs and develop sustainable and effective products will be central to attracting and retaining consumers in the future and to growing our market penetration and our impact on human and environmental health.
Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through online and offline marketing channels. In recent years, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, supply and demand dynamics in the market, reductions in our advertising spend, and other factors have caused the cost of marketing in these channels to increase consistently. Failure to effectively adapt to changes in online marketing dynamics or changes to our internet platform, or to otherwise attract customers on a cost-efficient basis would adversely impact our path to revenue growth, profitability and our operating results. Our ability to balance cost-efficient acquisitions while driving consumer awareness may impact the cost of acquiring new customers, profitability and operating results.
The future activity level and profitability of our DTC customer base will depend on our ability to continue to offer a compelling value proposition to consumers including strong selection, pricing, customer service, smooth and compelling web and mobile application experience, fast and reliable fulfillment, and curation within natural and sustainable products. Our success is also dependent on our ability to maintain relevance with our consumers on a regular basis through high performing products and a consumer-friendly refill and fulfillment process, and most importantly to provide consumers with products that consistently outperform their expectations. Our ability to execute on these key value-driving areas for consumers, and to remain competitive and compelling, are necessary for our future growth. A lack of success in these areas would materially impact our operating results and financial performance.
Ability to Achieve Profitable Growth; Positive Cash Flow and Scale

We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for human and environmental good by creating and curating planet-first, high-performance brands and products. After experiencing high rates of revenue growth prior to and in part driven by the COVID-19 pandemic, in 2022 and 2023 we substantially reduced our expense structure and operations in light of declining revenue, and as a result we have reduced our operating losses and cash consumption. To grow and achieve profitability over the longer term, we will need to re-invest to expand our DTC business and achieve scale that will allow us to drive efficiencies in generating brand awareness, acquiring and retaining customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our recent gains in approaching profitability may not be sustainable in the near term due to the effects of steps we may take to drive growth or other factors. If we are unable to achieve profitable growth, our prospects may be materially and adversely affected.
Ability to successfully transition to Shopify

We are in the process of migrating our ecommerce platform from our legacy internally-developed solution to Shopify, a third-party service provider. Once complete, this migration will provide us with significant advantages, such as enhanced scalability, access to advanced ecommerce functionalities, and improved security measures. We believe the migration to Shopify will provide a more streamlined user experience for our customers. This transition exposes us to vendor-specific risks, such as service disruptions, changes in pricing, potential reduced flexibility in our ecommerce experience or alterations in the platform's features and execution risks as we migrate our customer experience to the new platform.
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
The following table presents our key operating metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except DTC Net Revenue Per Order and percentages)	2024	2023	2024	2023
Financial and Operating Data
Grove Brands % Net Revenue	39%	45%	41%	46%
DTC Total Orders	708	917	2,213	2,988
DTC Active Customers	710	1,019	710	1,019
DTC Net Revenue Per Order	$67	$65	$67	$64
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, divided by our total net revenue. Our total DTC net revenue includes revenue from both Grove Brands and third-party brands that we carry. In the three and nine months ended September 30, 2024, Grove Brands % Net Revenue declined due to a decrease in Grove Brands products in existing customer orders as we continue to expand our third-party offerings. We recently made the decision to exit sales of our products in brick and mortar retail channels which may result in Grove Brands as a percentage of our net revenue decreasing.
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing the engagement and retention of existing customers. In the three and nine months ended September 30, 2024, DTC Total Orders declined primarily due to our lower advertising spend strategy, resulting in fewer new customers and therefore fewer overall orders.

DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three and nine months ended September 30, 2024, DTC Active Customers declined primarily due to our lower advertising spend strategy, resulting in fewer new customers and therefore fewer overall orders.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the three and nine months ended September 30, 2024 compared to the prior year comparative periods as a result of increased number of products sold per order due to our expanded product offering along with favorable product mix and strategic price increases.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands, except percentages)
Net loss	$(1,336)	$(9,811)	$(14,788)	$(33,747)
Stock-based compensation	2,758	2,100	9,268	11,941
Depreciation and amortization	2,774	1,462	7,401	4,359
Changes in fair value of derivative liabilities	(7,813)	2,733	(8,019)	1,298
Reduction of transaction costs allocated to derivative liabilities upon Business Combination	—	—	—	(3,745)
Interest income	(549)	(1,180)	(2,628)	(2,625)
Interest expense	2,942	4,145	11,188	11,918
Restructuring and severance related costs(1)	1,181	—	466	553
Provision for income taxes	11	7	31	28
Litigation and legal settlement expenses	—	700	—	700
Total Adjusted EBITDA	$(32)	$156	$2,919	$(9,320)
Net loss margin	(2.8)%	(15.9)%	(9.6)%	(16.9)%
Adjusted EBITDA margin (loss)	(0.1)%	0.3%	1.9%	(4.7)%

(1)Restructuring expenses for the three months ended September 30, 2024 consisted solely of costs related to the move to a new distribution facility in Nevada. Restructuring expenses for the nine months ended September 30, 2024 consisted of a $3.1 million gain from our modification of the lease at our San Francisco headquarters offset by $1.5 million in severance-related charges and $2.1 million of costs related to the closure of our facility in Missouri and our move to a new distribution facility in Nevada. For the nine months ended September 30, 2023, restructuring expenses consisted solely of severance-related charges.
Components of Results of Operations
Revenue, Net
We generate revenue primarily from the sale of both third-party and our Grove Brands products through our DTC platform. Customers purchase products through our website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by our recommendation engine, and featured products that appear in marketing on-site, in emails and on our mobile application. Most customers purchase a combination of products recommended by us based on previous purchases and new products discovered through marketing or catalog browsing. Customers can opt to subscribe and have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. We also have generated revenue from the sales of our Grove Brands products through the brick and mortar retail channel. While our historical financial results have included these sales, we have made the decision to exit selling in the brick and mortar retail channels. We do not expect this decision to have a significant impact on our financial results.

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
Gross Profit and Gross Margin
Gross profit represents revenue less the cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. We generally record higher gross margins associated with sales of Grove Brands products compared to sales of third-party products. To help motivate first-time customers to purchase on our DTC platform, we generally offer higher discounts and free product offerings, and as a result, our overall margins can be adversely affected in periods of rapid new customer acquisition. Our gross margin also fluctuates from period to period based on promotional activity, product and channel mix, the timing of promotions and launches, and inbound transportation rates, among other factors. Our gross profit and gross margin may not be comparable with that of other retailers because we include certain fulfillment related costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of goods sold.
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
Product Development
Product development expenses are related to the ongoing support and maintenance of our proprietary technology, including our DTC platform, as well as amortization of capitalized, internally developed software, and related to the product and packaging innovation in our Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs. As a result of our decision to transition to the Shopify platform, we expect product development costs as a percentage of revenue to be elevated for the remainder of 2024 due to the accelerated amortization of previously capitalized internally developed software.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined from 2023 as a result of decreases in fulfillment costs largely driven by lower sales, the absence of charges and transactional expenses related to our becoming a publicly traded company and cost management initiatives. We expect to continue to drive efficiencies in selling, general & administrative expenses throughout 2024.

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
Interest and Other Income, Net
Interest expense consists primarily of interest expense associated with our debt financing arrangements. In recent periods, we have recorded higher interest expense due to higher interest rates on our Structural Debt Facility (as defined below) and increases in the prime rate. We expect the interest expense to decline following our repayment of $42.0 million of our term debt under the Structural Debt Facility in the third quarter of 2024. To the extent there are changes in prevailing interest rates in future periods we anticipate cash payments for interest and interest expense to fluctuate as interest rates change in the future.
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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$48,280	$61,750	$153,924	$199,421
Cost of goods sold	22,678	28,516	70,519	94,624
Gross profit	25,602	33,234	83,405	104,797

Operating expenses:
Advertising	2,820	4,062	7,312	17,392
Product development	4,802	3,578	13,864	11,846
Selling, general and administrative	24,726	29,699	76,444	102,879
Operating loss	(6,746)	(4,105)	(14,215)	(27,320)

Non-operating expenses (income):
Interest expense	2,942	4,145	11,188	11,918
Changes in fair value of derivative liabilities	(7,813)	2,733	(8,019)	1,298
Other income, net	(550)	(1,179)	(2,627)	(6,817)
Total non-operating expenses (income), net	(5,421)	5,699	542	6,399
Loss before provision for income taxes	(1,325)	(9,804)	(14,757)	(33,719)
Provision for income taxes	11	7	31	28
Net loss	$(1,336)	$(9,811)	$(14,788)	$(33,747)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	100%	100%	100%	100%
Cost of goods sold	47	46	46	47
Gross profit	53	54	54	53

Operating expenses:
Advertising	6	7	5	9
Product development	10	6	9	6
Selling, general and administrative	51	48	50	52
Operating loss	(14)	(7)	(9)	(14)

Non-operating expenses (income):
Interest expense	6	7	7	6
Changes in fair value of derivative liabilities	(16)	4	(5)	1
Other income, net	(1)	(2)	(2)	(3)
Total non-operating expenses (income), net	(11)	9	—	2
Loss before provision for income taxes	(3)	(16)	(10)	(17)
Provision for income taxes	—	—	—	—
Net loss	(3)%	(16)%	(10)%	(17)%

Comparisons of the Three and Nine Months Ended September 30, 2024 and September 30, 2023
Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Revenue, net:
Grove Brand	$18,606	$27,648	$(9,042)	(33)%	$63,090	$92,397	$(29,307)	(32)%
Third-party product	29,674	34,102	(4,428)	(13)	90,834	107,024	(16,190)	(15)
Total revenue, net	$48,280	$61,750	$(13,470)	(22)%	$153,924	$199,421	$(45,497)	(23)%

Revenue decreased by $13.5 million, or 22%, and $45.5 million, or 23%, for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. This decline was primarily driven by a decrease in DTC Total Orders and the elimination of certain per order fees, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Cost of goods sold	$22,678	$28,516	$(5,838)	(20)%	$70,519	$94,624	$(24,105)	(25)%
Gross profit	25,602	33,234	(7,632)	(23)%	83,405	104,797	(21,392)	(20)%
Gross margin	53%	54%			54%	53%

Cost of goods sold decreased by $5.8 million, or 20%, and $24.1 million, or 25%, for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, due to a decrease in DTC Total Orders partially offset by higher cost of goods per order.
Gross margin in the three months ended September 30, 2024 decreased by 79 basis points compared to the three months ended September 30, 2023, due to an increase in product costs as a percentage of revenue and the elimination of certain per order fees.
Gross margin in the nine months ended September 30, 2024 increased by 164 basis points, compared to the nine months ended September 30, 2023 due to recoveries related to the inventory reserve and a decrease in lower-margin first time orders. Increases in gross margin were partially offset by a decrease in revenue from the elimination of certain order per fees.
Operating Expenses
Advertising Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Advertising	$2,820	$4,062	$(1,242)	(31)%	$7,312	$17,392	$(10,080)	(58)%
Advertising expenses decreased by $1.2 million, or 31%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the implementation of our lower-spend strategy to optimize the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Performance partnership advertising decreased by $0.7 million and advertising specifically aimed at attracting retail customers decreased by $0.7 million. The decrease was partially offset by a net increase in online advertising of $0.2 million.
Advertising expenses decreased by $10.1 million, or 58%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the implementation of our lower-spend strategy to optimize the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Performance partnerships advertising decreased by $3.6 million, advertising specifically aimed at attracting retail customers decreased by $2.9 million, online and social media advertising decreased by $2.2 million, audio and mailer advertising decreased by $0.5 million, and creative content production costs decreased by $0.5 million.

Product Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Product development	$4,802	$3,578	$1,224	34%	$13,864	$11,846	$2,018	17%
Product development expenses increased by $1.2 million, or 34%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to accelerated amortization related to internally developed software.

Product development expenses increased by $2.0 million, or 17%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increases in severance related expenses and accelerated amortization related to internally developed software.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Selling, general and administrative	$24,726	$29,699	$(4,973)	(17)%	$76,444	$102,879	$(26,435)	(26)%
Selling, general and administrative expenses decreased by $5.0 million, or 17%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Fulfillment costs decreased by $2.7 million, including a $1.7 million decrease in shipping and handling expenses and $0.6 million decrease in fulfillment labor both due to a lower volume of orders. Other general and administrative expenses, excluding fulfillment costs, decreased by $3.2 million, mainly due to reductions in headcount and legal fees. These decreases were partially offset by an increase of stock-based compensation of $0.7 million.
Selling, general and administrative expenses decreased by $26.4 million, or 26% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Fulfillment costs decreased by $11.5 million, including a $7.2 million decrease in shipping and handling expenses and a $2.5 million decrease in fulfillment labor both due to a lower volume of orders. Stock-based compensation expense decreased by $2.1 million driven by lower expense relating to the vesting of RSU awards resulting from the terms of the option exchange we effected in October 2022 and reductions of headcount. Other general and administrative expenses, excluding stock-based compensation expense and fulfillment costs, decreased by $12.9 million, which includes $5.5 million in reductions to corporate salaries, benefits, and bonus due to decreases in headcount, a $3.3 million reduction in professional fees, and a $3.1 gain on lease modification relating to our San Francisco office that occurred in March 2024.

Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Interest expense	$2,942	$4,145	$(1,203)	(29)%	$11,188	$11,918	$(730)	(6)%
Interest expense decreased by $1.2 million, or 29%, and $0.7 million, or 6%, for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023 primarily due to the $42.0 million repayment of part of our debt under the Structural Debt Facility partially offset by an increase in interest rates. See the section titled “Liquidity and Capital Resources” below for further details.

Non-operating income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(in thousands, except percentages)
Changes in fair value of derivative liabilities	$(7,813)	$2,733	$(10,546)	**	$(8,019)	$1,298	$(9,317)	**
Other income, net	(550)	(1,179)	629	(53)%	(2,627)	(6,817)	4,190	(61)%
**Change not meaningful
The change in the fair value of derivative liabilities for the three and nine ended September 30, 2024, other than the Structural Derivative liability, was primarily driven by the changes in our stock price from December 31, 2023 through September 30, 2024. The fair value of the Structural Derivative liability decreased by $7.0 million and $6.8 million for the three and nine months ended September 30, 2024, respectively, primarily due to changes in the likelihood the Company will be required to issue the Structural Subsequent Shares.
Other income decreased by $0.6 million, or 53% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower on-hand cash as a result of the $42 million payment of Structural Debt Facility principal.
Other income, net decreased by $4.2 million, or 61% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the $3.7 million gain recorded in the first quarter of 2023 as a result of reaching settlement with Morgan Stanley related to the de-SPAC fees allocated to derivative instruments and due to lower on-hand cash as a result of the $42 million payment of Structural Debt Facility.

Liquidity, Capital Resources and Requirements
As of September 30, 2024, we had $50.8 million in unrestricted cash and cash equivalents, which excludes restricted cash of $4.8 million. We incurred negative cash flows from operating activities of $10.0 million for the nine months ended September 30, 2024. We have incurred significant losses since inception and have an accumulated deficit of approximately $635.9 million. To date, we have funded our operations principally through convertible preferred stock and common stock financings, the incurrence of debt and the Closing of the Business Combination. We have total outstanding indebtedness of $32.2 million, net of debt issuance costs, as of September 30, 2024. As described more fully below, in July 2024, we used $42.0 million of cash to prepay a portion of our outstanding indebtedness.
On August 11, 2023 (the “Series A Preferred Stock Closing Date”), we entered into a subscription agreement with Volition Capital Fund IV, L.P. (“Volition”) and received gross proceeds of $10.0 million in exchange for 10,000 shares of our Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”), a warrant to purchase 1,579,778 shares of our Class A common stock at an exercise price of $6.33 (the “Volition Warrants”) and a warrant to purchase 20,905 shares of our Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrants”). The Series A Preferred Stock was redeemable, at the option of the holder, for the original issuance price plus any declared but unpaid dividends following the seventh anniversary of the Series A Preferred Stock Closing Date (“Optional Redemption”).
On September 20, 2024, (the “Series A’ Preferred Stock Closing Date”), we entered into another subscription agreement with Volition where we received gross proceeds of $15.0 million in exchange for 15,000 shares of our Series A' Redeemable Convertible Preferred Stock (the “Series A’ Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). In connection with the issuance of the Series A’ Preferred Stock, we agreed with Volition to cancel the Volition Warrants, cancel the Volition Penny Warrants and modified the redemption terms of the Series A Preferred Stock modified the redemption terms of the Series A Preferred Stock such that the Series A Preferred Stock is no longer subject to Optional Redemption. The holders of the Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum of the original issuance price of each share. Such accruing dividends are payable only when, as and if declared by our Board of Directors.
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $6.8 million as of September 30, 2024.
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the SEPA. Unless our average stock price exceeds $15.33 we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of September 30, 2024, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of October 31, 2024, under the terms of the SEPA we would be able to raise additional gross proceeds of approximately $7.9 million.
Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least one year following the date these condensed consolidated financial statements are available to be issued. Cash from operations could be affected by our customers and other risks detailed in the section of our titled “Risk Factors.” In the event we must raise additional capital resources to execute strategic initiatives and fund our operations, our ability to raise additional capital may be adversely impacted by the trading price of common stock. We may also opportunistically seek access to additional funds by utilizing the SEPA, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, our Class A Common Stock trading price may not exceed the respective exercise prices of our Public Warrants, Private Placement Warrants, warrants granted to HGI (as defined below), and/or our Legacy Grove Warrants before the respective warrants expire, and therefore we may not receive any proceeds from the exercise of warrants to fund our operations. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facilities, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of September 30, 2024, we had $10.5 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022 included in Form 10-K filed with the SEC on March 20, 2024.
On July 2, 2024, we entered into a new lease agreement for a warehouse located in Reno, NV (the “Reno Lease”). Under the Reno Lease, we are required to make escalating undiscounted annual base rent payments of up to $2.0 million, payable monthly. The Reno Lease commenced on August 6, 2024 and expires on November 30, 2031.
In March 2024, we entered into an amendment to the lease agreement (the “Amendment”) for our headquarters located in San Francisco, California, to provide for, among other things, a reduction of the amount of space being leased and a reduction in the monthly lease payments owed to the lessor. At execution of the Amendment, we paid $4.8 million. The Amendment requires us to make escalating undiscounted annual base rent payments of up to $0.4 million, payable monthly. The lease term under the Amendment expires on May 31, 2027.
Loan Facilities
Structural Debt Facility
In December 2022, we entered into a Loan and Security Agreement (“Structural Debt Facility”) with third-party lenders to borrow gross proceeds of $72.0 million which was used primarily to settle other outstanding obligations with a prior lender. In July 2024, we entered into an amendment to the Structural Debt Facility (the “Structural Amendment”) which required us to prepay $42.0 million of the outstanding principal amount and delayed the principal repayment period until January 1, 2026 and modified covenants related to our cash balances. The Structural Amendment did not modify interest terms of the Structural Debt Facility. The Structural Debt Facility bears an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. As of September 30, 2024, the contractual interest rate on the Structural Debt Facility was 15.50%. We may prepay all outstanding amounts under this facility at any time. Under the agreement, when amounts are prepaid or repaid in full at the maturity date, we may be obligated to pay additional fees which would allow for the lenders to reach a minimum return.
The Structural Debt Facility, as modified by the Structural Amendment, is collateralized by our assets and includes financial covenants we must meet in order to avoid an Event of Default, as defined by the agreement. Such covenants include (i) maintaining a minimum of $23.75 million in unrestricted cash at all times and (ii) achieving certain revenue targets for the trailing four quarter period beginning with the fiscal quarter ended March 31, 2023. In accordance with the loan agreement, Structural has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. As of September 30, 2024, we were in compliance with these covenants. In connection with the issuance of Series A’ Preferred Stock, the Company is required to prepay $10.0 million of the principal amount on the Structural Debt Facility on or before November 30, 2024. We expect to repay the remaining principal amount outstanding under the Structural Debt Facility during the fourth quarter of 2024.
Siena Revolver
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. In July 2024, we entered into an amendment to the Siena Revolver (the “Siena Amendment”). The borrowing capacity under the Siena Revolver, as modified by the Siena Amendment, is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. As of

September 30, 2024, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $6.8 million.
The interest rates applicable to borrowings under the Siena Revolver were not modified by the Siena Amendment and are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the term SOFR then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.50% and (3) 5.00% per annum. The applicable margin for the Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings, as defined by the Siena Revolver, and 3.75% to 5.50% per annum in the case of Term SOFR borrowings, as defined by the Siena Revolver. The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Siena Revolver matures on March 10, 2026. As of September 30, 2024, we were in compliance with all covenants related to the Siena Revolver.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change

	(in thousands)
Net cash used in operating activities	$(10,019)	$(9,102)	10.1%
Net cash used in investing activities	(1,299)	(2,383)	(45.5)%
Net cash (used in) provided by financing activities	(27,956)	10,246	(372.8)%
Net decrease in cash, cash equivalents and restricted cash	$(39,274)	$(1,239)
Operating Activities
Net cash used in operating activities of $10.0 million for the nine months ended September 30, 2024 was primarily attributable to our net loss of $14.8 million, non-cash adjustments of $7.0 million, and net decrease in our operating assets and liabilities of $2.2 million. Non-cash adjustments consisted primarily of a $9.3 million stock-based compensation expense, $7.4 million in depreciation and amortization and $2.8 million in non-cash interest expense, partially offset by $3.1 million gain on lease modification and a $1.9 million decrease of our inventory reserve. The change in operating assets and liabilities primarily resulted from a $4.7 million decrease in operating lease right-of-use assets and liabilities primarily driven by payments related to the modification of our lease at our San Francisco offices and a $3.7 million net decrease in accounts payable and accrued expenses, partially offset by a $6.1 million decrease in inventory.
Net cash used in operating activities of $9.1 million for the nine months ended September 30, 2023 was primarily attributable to our net loss of $33.7 million, non-cash adjustments of $17.9 million, and net change in our operating assets and liabilities of $6.7 million. Non-cash adjustments consisted primarily of a $11.9 million stock-based compensation expense, $4.4 million in depreciation and amortization activity, and $2.9 million non-cash interest expense, partially offset by a $3.7 million in reduction in transaction costs allocated to derivative liabilities upon the Business Combination. The change in operating assets and liabilities primarily resulted from a $10.3 million decrease in inventory and a $0.6 million net increase in accounts payable and accrued expenses, partially offset by a $3.1 million decrease in deferred revenue.
Investing Activities
Net cash used in investing activities of $1.3 million and $2.4 million for the nine months ended September 30, 2024 and September 30, 2023 was primarily due to the capitalization of internally developed software costs. For the nine months ended September 30, 2024, investing outflows are partially offset by proceeds from sale of property and equipment.
Financing Activities
Net cash used in financing activities of $28.0 million for the nine months ended September 30, 2024 primarily consists of a payment on the outstanding principal balance of the Structural Debt Facility of $42.0 million partially offset by gross proceeds of $15.0 million received in exchange for 15,000 shares of the Company’s Series A’ Preferred Stock.

Net cash provided by financing activities of $10.2 million for the nine months ended September 30, 2023 primarily consisted of $10.0 million in proceeds from the issuance of Series A Preferred Stock and related warrants, $7.5 million in proceeds from the Siena Revolver offset by the payment of transaction costs related to the Business Combination and redeemable convertible preferred stock issuance costs of $4.3 million, net outflows related to the settlement of stock options and restricted stock units of $1.5 million and payment debt fees of $0.9 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of September 30, 2024.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2024.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•We may require additional financing, and a failure to obtain this necessary capital when needed could adversely impact us.
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

•The price of our Class A Common Stock and warrants may be volatile.
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
•The Series A Preferred Stock, Series A’ Preferred Stock and our debt obligations contain covenants that may limit our business flexibility.
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

Many products that we sell are labeled and advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits, including, by way of example, the use of the term “natural”, “organic”, “clean”, or “sustainable”, or similar synonyms or implied statements relating to such benefits. Grove’s brand as a whole is marketed using similar environmental language. The Federal Trade Commission’s (“FTC”) Guides For The Use Of Environmental Marketing Claims, or the “Green Guides,” provide guidance on how to use environmental marketing claims, provide specific guidance for certain terms (e.g. “recyclable”), and recommend against using unqualified statements about environmental benefits such as “eco-friendly”. Although the Food and Drug Administration (“FDA”) and the U.S. Department of Agriculture (“USDA”) each have issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” for use in the consumer and personal care industry. This is also true for many other claims common in the clean conscious product industry.

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

•In addition, certain products, including the disinfectant products, we sell may require approval from and registration with the Environmental Protection Agency (“EPA”) and state regulatory agencies prior to sale. Products that expressly or impliedly claim to control microorganisms that pose a threat to human health may be subject by additional regulatory scrutiny and need to be supported by additional efficacy data. Should we advertise or market these regulated products with claims that are not permitted by the terms of their registration or are otherwise false or misleading, the EPA and states may be authorized to take enforcement action to prevent the sale or distribution of disinfectant products.

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

Any investments that we make may not result in the growth of our business. Even if our investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth which we may experience in any new category. We are also required to manage numerous relationships with vendors and other third parties. Further growth of our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected. If we are unable to successfully navigate these challenges to re-igniting growth and maintaining profitability over the longer term, our business prospects will be materially and adversely affected.

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

We have incurred significant losses since our inception. For the years ended December 31, 2023, 2022 and 2021 we incurred net losses of $43.2 million, $87.7 million and $135.9 million, respectively. As of September 30, 2024, we had an accumulated deficit of $635.9 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we enhance our online direct-to-consumer website and mobile application, continue research and development efforts to grow the product assortment offered by our Grove-owned brands, and acquire or create additional Grove-owned brands. Historically, Grove has devoted most of its financial and other resources on sales and marketing; continued expansion of product selection; research and development related to our products; and general administration expenses, including legal, accounting and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website and mobile application, in a manner that will be sufficient to offset these expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may require additional financing, and a failure to obtain this necessary capital when needed could force us to delay, limit, or reduce our investments in advertising and other strategic initiatives planned for future growth.

We expect to continue to incur significant expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months. However, the terms of our debt facilities and our longer term operating plan may require us to obtain additional financing.

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the Equity Purchase Agreement may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Equity Purchase Agreement will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Equity Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of October 31, 2024, under the terms of the Equity Purchase Agreement we would be able to raise gross proceeds of approximately $7.9 million. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Equity Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Equity Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Equity Purchase Agreement. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

In December 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Ocean II PLO LLC as administrative and collateral agent, and the lending institutions party thereto that replaced our existing credit facilities by and among (i) Grove and Silicon Valley Bank dated as of July 29, 2020 and (ii) Grove, Silicon Valley Bank, as administrative agent and collateral agent thereunder and the lenders party thereto, dated as of July 29, 2020. Among other things, the Loan Agreement provides for a four-year $72.0 million term loan. The term loan bears interest at the greater of (i) fifteen percent (15.0%), and (ii) seven and one-half of one percent (7.50%) plus the Prime Rate then in effect. Our obligations under the Loan Agreement may be accelerated or the commitments terminated upon the occurrence of an event of default under the Loan Agreement, which includes payment events of default, breaches in the performance of certain affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related events of default, events of default arising in connection with changes in control and other customary events of default. Any such acceleration could have a material adverse effect on our business, results of operations, financial condition and prospects. We previously repaid $42 million of the outstanding amount under the Loan Agreement and intend to repay the remaining amount in full in the fourth quarter of 2024, which will reduce our available cash.

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

Our success depends on our ability to attract new customers and engage existing customers cost-effectively. To acquire and engage customers, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and customer service. If customers do not perceive our e-commerce service or products to be reliable, sustainable and of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers.

We have historically acquired a significant number of our customers through digital advertising on social media channels owned by Facebook that may, along with other social media platforms we may engage, terminate their agreements with us at any time or introduce factors beyond our control, such as such as adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience; increase pricing; and change their policies which may have the effect of negatively impacting advertising through these channels, all of which could impact our ability to attract new customers.

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

Maintaining consumer awareness of our brand, building brand loyalty and generating interest in our products requires substantial spending on advertising and marketing, and our reduction in this spending to achieve profitability may adversely affect our brand awareness.

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

The occurrence of adverse reactions, ineffectiveness or other safety incidents associated with our products could also adversely affect the price and availability of affected ingredients or products, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any safety, contamination, defects, or regulatory noncompliance issues, whether or not caused by our actions, could compel us, our suppliers, our retail or ecommerce customers, or our consumers, depending on the circumstances, to conduct a recall in accordance with requests from the FDA, the Consumer Product Safety Commission (“CPSC”), the USDA, the EPA or other federal, state or local authorities. Product recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing retail or ecommerce partners or consumers, negative publicity and a potential negative impact on our ability to attract new consumers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

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

We are in the process of migrating our ecommerce platform from our home-grown solution to Shopify, a third-party service provider. This migration involves risks which are common in large-scale IT projects, including potential cost overruns and delays. Our business will also become reliant on Shopify for critical functionality, which may expose us to vendor-specific risks, such as service disruptions, changes in pricing, reduced control of the ecommerce experience or alterations in the platform's features. Furthermore, the success of this migration is critical to our business performance. If there are issue with the transition, particularly during the go-live phase, it could negatively impact our operations, customer experience, and financial results.

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

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

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

If we move into new markets and expand our products or services offerings, incumbent participants in such markets may assert their intellectual property and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. As a result, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.

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

As is common in the digital world we operate in, we and our third-party service providers have experienced security incidents involving unauthorized access to our account credentials; however, all such incidents have been remediated and we are not aware of any significant impact resulting from such incidents. While we regularly defend against and respond to cybersecurity threats and attacks, our efforts to contain, mitigate and remediate a data security incident may not be successful, resulting in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. The costs to respond to a significant security breach or security vulnerability, including to provide breach notification where required, can be substantial. We may have to notify stakeholders of security breaches, which may harm our reputation and expose us to loss of consumers and business. Breach notification can lead to negative publicity, may cause our consumers to lose confidence in the effectiveness of our security measures, and could require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with our legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have, or in the future be able to obtain, adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. If the impact of a security incident or breach or the successful assertion of one or more large claims against us exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business, financial condition, reputation and results of operations.

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

In addition, the California Privacy Rights Act of 2020 (“CPRA”) significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. The effects of this legislation are potentially far-reaching and may impact our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations and prospects.

Other jurisdictions in the United States have already passed or are considering laws similar to the CCPA and CPRA, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, on March 2,

2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA, which became effective on January 1, 2023, has required and will require us to incur additional costs and expenses in an effort to comply with it. Colorado also has a similar law, the Colorado Privacy Act (the “CPA”), which became effective on July 1, 2023. Many other states have adopted or are currently considering proposed comprehensive data privacy legislation and all 50 states have passed at least some form of data privacy legislation (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches). At the federal level, the United States Congress is also considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

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

The regulatory environment in which we operate has changed in the past and could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Similarly, in 2012, the FTC announced revisions to its Green Guides discussed above, which assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The Green Guides revisions introduced new and proscriptive guidance regarding advertisers’ use of product certifications and seals of approval, “recyclable” claims, “renewable materials” claims, “carbon offset” claims and other environmental benefit claims. In October 2021, California passed a new environmental marketing law banning recyclability claims unless a product and/or its packaging meets specifically enumerated benchmarks focused on the practical realities of the recycling process; the benchmarks may be more stringent than those currently imposed by the FTC’s Green Guides. In 2022, the FTC issued the “Health Products Compliance Guide” which provides guidance from FTC on how companies can ensure that claims about the benefits and safety of health-related products are truthful, not misleading, and supported by science. In particular, the FTC Guide sets out the FTC’s expectations regarding the substantiation of health-related claims, including that claim substantiation will require randomized, controlled human clinical testing. California has enacted a law and the FTC has proposed regulations pertaining to the disclosure of all components of the cost of products to consumers, including mandatory fees and charges other than taxes and fees imposed by a government and reasonably and actually incurred postage or shipping charges. We anticipate that additional states will enact similar laws. We charge amounts that are subject to the disclosure requirements of the California law and FTC proposed regulation. As a result, we anticipate that we will change the manner in which we disclose fees and costs to consumers and may determine to stop charging certain fees and/or costs, increase prices as a result or make other changes. These actions and changes may negatively impact consumer shopping behavior on our website or our operating results, which could adversely impact our business and financial results.

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

We strive to adapt our marketing efforts to evolving legal and regulatory requirements and related guidance; however, we may not always anticipate or timely identify changes in regulation or official guidance that could impact our business, with the result that we could be subject to litigation and enforcement actions that could adversely affect our business, financial condition, results of operations and prospects. Future changes in laws, regulations, and related official agency guidance, such as the Endorsement Guides, Green Guides, and Health Products Compliance Guide (or state automatic renewal laws, discussed above), could also introduce new restrictions that impair our ability to market our products effectively and place us at a competitive disadvantage with competitors who, for example, depend less than we do on environmental marketing claims and social media influencer relationships.

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

Failure by our network of partners, suppliers or manufacturers to comply with product safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If our network of partners, suppliers or manufacturers fail to comply with environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our partners, suppliers and manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative partners, suppliers or manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance. As a result, our supply of products could be disrupted or our costs could increase, which could adversely affect our business, financial condition, results of operations and prospects. The failure of any partner, supplier or manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. For example, a manufacturer’s failure to meet GMPs, could result in the delivery of a product that is subject to a product recall, product liability litigation, or government investigations and enforcement. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, could have an adverse effect on our business, financial condition, results of operations and prospects.

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

To the extent any of the Public Warrants, Private Placement Warrants, Legacy Grove Warrants, or Backstop Warrants are exercised, additional shares of our Class A Common Stock will be issued, which will result in dilution to the holders of our Class A Common Stock and an increase in the number of shares eligible for resale in the public market.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of September 30, 2024, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 5,494,289. The Compensation Committee of the Board may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. For example, on December 14, 2022, we received notice from the NYSE that the average per share trading price of our common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we had a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. While we regained compliance, we may fall out of compliance in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Our average global market capitalization over a consecutive 30-day trading period must be also $50 million or more. If it is not, we will have a period of 18 months to regain compliance. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The Series A Preferred Stock and Series A’ Preferred Stock contains rights, preferences and privileges that may limit our business flexibility or reduce the value of our Class A Common Stock.

In connection with any sale or liquidation of Grove, holders of our Series A Preferred Stock and Series A’ Preferred Stock (collectively, “Preferred Stock”) are entitled to receive the greater of (i) an aggregate of $25 million plus declared but unpaid dividends, if any, and (ii) the amount they would have received had the converted their Preferred Stock into Class A Common Stock prior and in preference to any distributions to holders of Class A Common Stock, which may limit the value of Class A Common Stock in any such transaction. In addition, for so long as at least 50% of the shares of Preferred Stock remain outstanding, we may not, without first obtaining the approval of the holders of at least a majority of the Preferred Stock take certain actions including amending our certificate of incorporation or bylaws in a manner that adversely affects the Preferred Stock, increasing or decreasing the authorized number of shares of Preferred Stock or issuing stock that is senior to the Preferred Stock, which may limit our flexibility to raise additional equity capital or take other corporate actions. There is no guarantee that the holders of Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in value of our Class A Common Stock. In addition, the Preferred Stock is convertible into our Class A common stock at the option of the holders thereof. Accordingly, any conversion of Preferred Stock would dilute the ownership of our holders of our Class A Common Stock. The potential dilutive effect of the conversion of shares of Preferred Stock may also adversely affect our ability to obtain additional financing on favorable terms or at all.

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

If there are outstanding obligations relating to the Structural Debt Facility on July 21, 2025, we have agreed to issue to the third-party lenders and certain of their affiliates the aggregate number of shares of our Class A Common Stock equal to $9,900,000, divided by the lower of (i) $10.00 and (ii) the volume weighted average price of our Class A Common Stock for the sixty trading days prior to such date as further described in the related issuance agreements of our Class A Common Stock. If we are unable to refinance this debt on acceptable terms, or at all, prior to that date, it would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Our principal payments on the Structural Debt Facility also begin on January 1, 2026. If we are unable to refinance this debt on acceptable terms, or at all, prior to that date, or are unable to generate sufficient cash flow to pay our debt service after that date, our financial condition may be materially and adversely affected.

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
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management that stockholders may consider to be in their best interests.

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

3.3
Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024)

Exhibit Number	Description
3.4	Bylaws of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 23, 2022).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on March 15, 2021).

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

4.14
Subscription Agreement, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023)

4.15
Amendment No. 2 to Loan and Security Agreement, dated as of July 16, 2024, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., Structural Capital Investments III, LP, Structural Capital Investments IV, LP, Avenue Sustainable Solutions Fund, L.P., and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC, and Ocean II PLO LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2024)

4.16
Amendment No. 1 to Loan and Security Agreement, dated as of July 16, 2024, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2024)

4.17
Subscription Agreement, dated as of September 20, 2024, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024)

10.1+
Agreement for the Payment of Benefits Following Termination of Employment dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc. and Jeff Yurcisin (incorporated by reference to Exhibit 5.1 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.2+
Employee Inducement Performance Based Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.2 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

Exhibit Number	Description
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

Date: November 13, 2024	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Sergio Cervantes
		Name:	Sergio Cervantes
		Title:	Chief Financial Officer