Form 10-K
period 2024-12-31
Grove Collaborative Holdings, Inc.
filed 2025-03-19
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Based on the closing price of our Class A Common stock on June 30, 2024 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of voting and non-voting common stock held by non-affiliates was $55.4 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 40,152,722 shares of Class A Common Stock as of March 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act")) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements, because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part I, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations regarding our future results of operations and financial condition, including expectations regarding our future revenue and achieving profitability, growth of our business, the effect of regulatory compliance on our future financial results, the impact of exiting brick and mortar retail, our expectations regarding sales, general and administrative, advertising, fulfillment and product development costs in 2025; the advantages and impacts of transitioning to Shopify; our available resources providing sufficient funds to enable us to meet our financial obligations for at least one year; our critical accounting estimates; the effect of macroeconomic factors, including supply chain disruptions, tariffs, and inflationary pressures; anticipated trends, growth rates, and challenges in our business; and the impacts of our restructuring efforts.

Part I
Item 1. Business

Unless the context otherwise requires, all references in this subsection to the “Company,” “Grove,” “we,” “us” or “our” refer to Grove Collaborative Holdings, Inc. and its consolidated subsidiary following the Business Combination (as defined below), other than certain historical information that refers to the business of Grove Collaborative, Inc. prior to the consummation of the merger with Virgin Group Acquisition Corp. II. Such merger is referred to herein as the “Business Combination”. “Legacy Grove” refers to the Company prior to the Business Combination
Our Vision
Grove Collaborative Holdings, Inc.’s mission is to transform the consumer products industry into a force for environmental and human good by creating and curating planet-first, high-performance brands and products.
Overview
Grove was incorporated in 2012 under the name “ePantry” as an online retailer for third-party natural household, beauty and personal care brands. We leveraged our ecommerce platform to learn about the industry, gain significant insight into consumer preferences and determine how we might drive change. Early on, it became clear that the current carbon, plastic, and ingredient footprint of our industry is unsustainable, and that there will be massive share shift to products that perform while supporting human and environmental health.
Grove is a sustainability-oriented consumer products innovator. We use our connection with consumers to create and curate authentic, disruptive brands and products. Grove builds natural products that perform as well as or better than many leading consumer packaged goods (“CPG”) brands (both conventional and natural), while being healthier for consumers and the planet.
Grove’s distribution strategy enables us to reach consumers any time, anywhere they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and partner with other leading natural and mission-based CPG brands, providing consumers a selection of curated products across many categories and brands. In the year ended December 31, 2024, we generated approximately 41% of our net revenue from Grove Brands, with 84% of that net revenue from home care products. As we grow our product assortment and distribution in our other categories including health and wellness, beauty, and personal care, we expect the contribution of sales from these categories to increase. During the year ended December 31, 2024, we made the strategic decision to wind down its brick-and-mortar retail business.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good. Since our inception, we have invested heavily in building out both our Grove DTC platform and our Grove Brands. Over this period we have operated at a loss with an accumulated deficit of $648.5 million as of December 31, 2024. In recent years, we have experienced declining revenues, with revenues in the years ended December 31, 2024 and 2023 were approximately 22% and 19% respectively lower than in their respective previous years. The decline results primarily from the Company’s reductions in advertising spend and our strategic shift toward achieving profitability. While we continue to believe that there are long term growth trends in the reduced-plastic waste industry and that we will be able to continue to grow our business in the long run, consumer behavior patterns and macro-economic factors will continue to be a risk to our business and will continue to adversely impact our financial performance for at least the near to medium term.
Our key long-term strategic advantage comes from a combination of our authentic mission and our direct relationships with customers. We gained differentiated insights on consumer preferences and provided a platform for them to tell us what they value in each product category we carried. We paired this insight with our product innovation capabilities, and in 2016 we launched Grove Co., our flagship home care brand. We have since established Grove Co. as the largest brand by revenue on our DTC platform.
After building a robust portfolio of efficacious, good-for-the-world products, we expanded to offer our Grove Brand products in brick-and-mortar retail stores in 2021 in addition to operating our DTC platform. In October 2024, we made the strategic decision to wind down our brick-and-mortar retail business. We continue to actively pursue opportunities to develop and expand our sales on third-party ecommerce platforms.
Our Purpose
We believe that the consumer products industry has contributed to the current environmental crises, specifically the proliferation of single-use plastic. It is our belief that we need to create business models and products that meet the environmental needs of our time and the growing demand of consumers who are aware of the importance of making environmentally conscious decisions.
Sustainability is our core differentiator. We are addressing single-use plastic, carbon emissions, and forest degradation as the most material issues to our business and our industry. We believe these objectives also intersect areas of growing consumer interest and demand, and we have set ambitious goals to lead across these three objectives.
We also believe that the formulation of consumer products should take into account the potential impact of certain ingredients on customers’ well-being and personal health. Beyond curating brands and products on our platform for the sustainability of their packaging and operations, we also vet and review every products’ ingredients against our “No Way Ingredients” list, backed by science, research, and experts. For our Wellness products, including vitamins, minerals, and supplements, we have a team of Wellness Advisors that review and approve all products for sale on Grove. These standards help our customers select the best ingredients for themselves and their families to create a healthier home.
We believe that the depth and authenticity of our mission is a sustainable competitive advantage in a world where consumers urgently demand more conscientious products. We also believe that our mission is a competitive advantage in attracting and retaining top talent in a competitive market.
We believe that authentic commitment to our vision, and to “doing well by doing good,” is a durable competitive advantage. As a way to codify our values, Grove became a public benefit corporation (“PBC”) in 2021. We are devoted to the development, promotion and distribution of consumer products as a positive force for environmental and human health. As a PBC, we have a legal duty to prioritize not just stockholders’ financial interests, but also the best interest of those materially affected by our business operations, including consumers, employees, partners, the environment and the communities in which we operate. In addition, Grove is a Certified B Corporation, meaning we adhere to rigorous third-party standards for prioritizing social, environmental and community well-being, and our performance is independently audited against this framework. In 2024, Grove Collaborative was recertified as a B Corporation, earning a score of 100.9 – more than 20 points higher than our 2020 recertification.
Value Proposition to Consumers
We believe that sustainability is critical. Grove’s products offer a unique blend of sustainability, efficacy, consumer centricity and modern design offered at accessible prices and supported by exceptional customer service and a strong online community. Every product Grove offers - from its flagship brand of sustainably powerful home care essentials, Grove Co., to its exceptional third-party brands - has been vetted against the Grove Standard, including strict ingredients standards, 100% plastic neutral orders, carbon neutral shipments, and high quality performance, in addition to being cruelty-free and ethically produced. Our product offerings help consumers reduce their single use plastic usage. Products from Grove owned brands make it easy for consumers to make safe and sustainable choices for themselves and their families. Our products do not include anything on our anti-ingredients list, and everything we carry meets our rigorous standards. In addition to prioritizing plant-based ingredients, the Grove standard lists all the anti-ingredients you’ll never find in our products, from parabens to phosphates and triclosan.
Our Brands
Brand Strategy
Increasingly, consumers are demanding brands that are thoughtfully designed with a focus on consumer needs and preferences, and that meet higher standards than ever in environmental sustainability and human health. The shift away from plastic in Home and Personal Care (“HPC”) products is a clear consumer and industry trend. Combined with our mission, we believe that our direct relationship with consumers gives us a durable competitive advantage in building the brands to lead that change. All our product innovation work leverages our three pillars of development: consumer centricity, efficacy, and sustainability.
The Grove Co. Brand
The Grove Co. brand is a market leader in products that contain little to no single-use plastic, or are refillable or reusable - as defined by our Beyond Plastic™ standard. Both for our Grove Co. brand and site-wide, we track our plastic footprint and our plastic intensity - defined as the weight of plastic sold per $100 of net revenue. Grove Co. products allow consumers to care for their homes with products that meet their sustainability objectives as well as their expectations for natural formulas that promote human health and healthier homes. With an assortment of products ranging from household cleaners to hand and dish soaps to tree-free home tissues and laundry detergent, Grove Co. is the largest brand on our DTC platform.

Third-Party Brands
In addition to Grove Brands, we offer a curated portfolio of approximately 300 third-party brands on our DTC platform and provide consumers with a selection of over 3,000 third-party products. These brand relationships provide customers with breadth across product categories, while reinforcing Grove’s position as a destination for discovery and providing us with valuable data on customer purchasing behavior and preferences.
We carry a wide range of clean and natural products within home, beauty and personal care, including products aimed at baby and pet care. Since our inception, we have attracted and maintained strong relationships with a diverse group of clean and natural brands within home care, beauty and personal care, from emerging brands such as Caraway, Cocofloss, Koala Eco and Rugged to globally recognized brands such as Mrs. Meyers, Seventh Generation, Method, and Burt’s Bees. Prior to onboarding new brand partners, all brands undergo a thorough review process to ensure they meet our rigorous sustainability criteria, including goals to reduce and eliminate plastic, safe and transparent ingredient standards, certified cruelty-free products, and ethical production.
We take a data-driven approach to category expansion by leveraging the insights garnered through our DTC platform. By carrying third-party products, we are not only able to better serve our customers by providing a wider product assortment, but we are able to understand both category demand and the product attributes that our consumers value before investing in development of our own products.
We offer a highly compelling proposition to our third-party brands by providing access to more than 688,000 environmentally-conscious and digitally-savvy customers who shopped on our DTC platform in 2024. We consider these third-party brands to be important long-term partners both in serving our customers on our digital platform and in changing the industry for the better. We expect to continue to collaborate with these brands to help bring their complementary products to consumers while also executing on our strategy to make our DTC platform a destination for consumer discovery. Over the long term, we do not view the trends driving Grove’s growth as winner-take-all. Instead, we believe that lifting the industry towards increased environmental and human health will be the “new normal” and will materially benefit Grove.
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
Plastic Neutrality. Every order at Grove is 100% plastic neutral. For every ounce of plastic we sell, we recover this equal amount of ocean-bound plastic in partnership with rePurpose Global. Our plastic neutrality program recovers low-

value plastic waste that is most likely to end up as pollution, helps scale local plastic waste management value chains, and empowers marginalized waste worker communities.

Beyond Plastic. Our industry has historically addressed the plastic pollution crisis by setting unrealistic goals about recycled plastic content that will be impossible to achieve given the realities of recycling infrastructure. Today, only about 5% of plastic is recycled. Beyond Plastic™ is our effort to engender bold action and spur our industry towards long-term, scalable solutions that do not rely on single-use plastic. While we recognize that some plastic in products and packaging is not entirely avoidable given the absence of feasible alternatives, Beyond Plastic™ is our effort to recognize progress and continue to push ourselves and our broader industry forward.
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
Our Distribution Strategy
We reach consumers through our DTC and other ecommerce channels. Our approach enables us to reach more customers with differentiated offerings.
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
We leverage data to further enhance the customer experience by personalizing pages to better fit our customers shopping needs. Our DTC shoppers can reach out to our Grove Guides team for any questions pertaining to their orders.

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
Retail
We expanded into brick-and-mortar retail in April 2021, with the launch of a curated assortment of Grove Co. best sellers in cleaning, hand and dish categories at Target, in a nationwide partnership both in store and on Target.com We also expanded our retail partners to include Amazon, CVS, Meijer, and Kroger. We believe we can deliver higher returns by focusing our investment in our DTC channels, and as such we made the decision to wind down our brick-and-mortar distribution strategy in 2024.
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
Fulfillment
We have two fulfillment centers dedicated to our DTC platform, which are capable of reaching approximately 80% of our customers with two-day or faster shipping. We also regularly work to optimize and automate our operations to improve our margin profile while ensuring a seamless shopping experience for customers.
Supply Chain
We maintain a diversified global supply chain for sourcing our Grove products to help ensure product quality and integrity. All product suppliers and third party brands are required to sign Grove’s Code of Conduct in order to ensure honesty and integrity in all business practices throughout Grove’s supply chain. In addition, Grove’s social compliance program helps to ensure equitable, healthy and safe working conditions. Grove requires all our direct finished producers in a non-low-risk country (according to amfori) to be audited according the amfori Business Social Compliance Initiative (“amfori BSCI”) standard. We monitor for social compliance and continuous improvement in accordance with amfori’s BSCI Code of Conduct. We evaluate our producers on various areas, such as fair wages, decent working hours, occupational health and safety, and more.
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
Our People
We value our employees. They are our most important asset and key to the success of our company and mission. We seek to recruit and retain talented and engaged team members who are committed to our values, goals, and our community. The passion of our employees is evident in the design and delivery of our products, the support we provide to our consumers and the impact we are making in our community and industry. We drive engagement through open, transparent communication via monthly “all hands” meetings, the all company Slack channel, an open door practice and measure progress through an annual engagement survey that had 94% participation in 2024. Human connection is also important at Grove. Our entire professional team gathers once per year during our Annual Summit and our employees meet quarterly with co-workers in geographic meet-ups that we call Grove Gatherings. These activities keep us engaged, informed, and connected.
As of December 31, 2024, we had approximately 339 full-time employees, as well 76 part-time and temporary employees. Approximately 66% of our total employee population is located in our fulfillment centers. As of March 19, 2025, none of our employees are covered by a collective bargaining agreement.
Compensation and Benefits Our compensation and benefits are designed to enable us to attract, motivate, and retain highly-qualified talent. We offer market-competitive compensation and benefits including life and health (medical, dental, and vision) insurance, health savings accounts, a 401(k) plan, voluntary supplemental benefits, paid time off, paid parental leave, a free Grove VIP membership and discounts for purchases made on our website.
Team Member Safety. We continue to take proactive and precautionary steps to protect the health and safety of our employees. We provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations, and offer certain webinars and subscriptions to support our employees’ health and well-being. Our Elizabethtown, PA fulfillment center recently won the PMA Risk Management Excellence Award. PMA is our workers' compensation insurance provider. To obtain this recognition a client must maintain a lost time frequency rate better than the target rate set by the underwriter for a period of 24 months. In the first two years as a PMA client, Grove exceeded this criteria. Less than 5% of PMA clients qualify for this award.
Facilities
We lease fulfillment center locations in Reno, Nevada and Elizabethtown, Pennsylvania, which we use for inbound and receiving, packing and shipping, transportation, operations technology, warehouse IT, operations management, and human resources. During the year ended December 31, 2024 we ceased fulfillment operations in our St. Peters, Missouri facility. Our workforce outside of our fulfillment centers generally works remotely, and we have right-sized our office footprint accordingly.
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
Worldwide, we have 21 issued patents and five patent applications pending. Our issued patents will begin expiring in March 2034. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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
Government Regulation
The vitamins/dietary supplements, foods, over-the-counter drugs, cosmetic products and medical device products we sell under our own brands and from third-party brands are subject to regulation by the Food and Drug Administration (the “FDA”). Substantially all of our products are subject to regulation by one or more of the following: the Consumer Product Safety Commission (the “CPSC”), the Environmental Protection Agency (the “EPA”), the Federal Trade Commission (the “FTC”), as well as various other federal, state, and local regulatory authorities. The applicable laws and regulations principally relate to the ingredients or components, proper labeling, advertising, packaging, marketing, manufacturing, warehousing, registration, safety, shipment and disposal of our products. Compliance with these laws and regulations have not had nor do we expect such compliance to have, any material adverse effect on our financial results.
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
The U.S. Department of Agriculture (the “USDA”) enforces federal standards for organic production and use of the term “organic” on certain product labeling, including for foods and dietary supplements. These laws prohibit a company from selling or labeling products as organic unless they are produced and handled in accordance with the applicable federal law.
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
We are also subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. In particular, we are subject to federal, state, and local laws regarding privacy and protection of people’s data. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the U.S. Federal and state laws in the U.S. and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. The California Consumer Privacy Act (“CCPA”) requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. The CCPA was recently amended by the California Privacy Rights Act of 2020 (“CPRA”), and several states have also enacted or approved policy legislation imposing additional data protection obligations on companies doing business in those states, resulting in further complexity. These laws, among other things, give state residents the ability to limit the use of their sensitive information, introduce increased consent and restriction requirements for the processing of personal data of minors, provide for penalties for violations, and establish state enforcement powers (such as those vested in the California Privacy Protection Agency) to implement and enforce these new laws. There are also a number of legislative proposals pending before the United States Congress, additional state legislative bodies and foreign governments concerning privacy and data protection which could affect us. Some observers have noted the growing trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.

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
Summary of Risk Factors
Below is a summary of some of the material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. The risk factors summarized is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.

Risks Related to Our Business

•We rely on consumer discretionary spending, which may be adversely affected by macroeconomic conditions.
•Advertising inaccuracies or product mislabeling may have an adverse effect on our business.
•Our revenue has declined for three consecutive years. If we are unable to achieve profitable growth in the future, our business could be adversely affected.
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
•We may not be able to compete successfully.
•We must find sustainable solutions that support our brand and long-term growth.
•If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.
•Maintaining consumer awareness of our brand, building brand loyalty and generating interest in our products requires substantial spending on advertising and marketing, and our reduction in this spending to achieve profitability may adversely affect our brand awareness.
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
•We have pursued and may in the future pursue acquisitions to expand our business, and if any of those acquisitions are unsuccessful, our business may be harmed.
•We may experience damage or destruction to our distribution centers, which may harm our business.
•We are dependent on our management team, and the loss of one or more key employees could harm our business.
•Labor-related matters, including labor disputes, may adversely affect our operations.
•Our business, including our costs and supply chain, is subject to risks associated with outsourcing, manufacturing, warehousing, distribution, infrastructure and logistics to third-party providers, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.
•Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
•Risks associated with the outsourcing of our fulfillment process and other technology-related functions, including our transition to Shopify, could materially and adversely affect our business.
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
•Failure by our network of ecommerce partners, suppliers or manufacturers to comply with laws and regulations, or with the specifications and requirements of our products, may adversely affect our business.
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

Risks Related to Ownership of Our Securities

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
•Our taking advantage of certain exemptions from disclosure requirements available to “emerging growth companies” under the Securities Act of 1993, as amended, could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
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
•The Series A Preferred Stock and Series A′ Preferred Stock contains rights, preferences and privileges that may limit our business flexibility or reduce the value of our Class A Common Stock
•Covenants and other provisions in our loan agreements restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under our loan agreements.
•If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
•We face significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
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
•Our Certificate of Incorporation, as amended, designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees, or agents.

Risks Related to Our Business

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; tariffs, fluctuating commodity prices; the high rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.

Advertising inaccuracies or product mislabeling may have an adverse effect on our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Many products that we sell are labeled and advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits, including, by way of example, the use of the term “natural”, “organic”, “clean”, or “sustainable”, or similar synonyms or implied statements relating to such benefits. Grove’s brand as a whole is marketed using similar environmental language. The Federal Trade Commission’s (“FTC”) Guides For The Use Of Environmental Marketing Claims, or the “Green Guides,” provide guidance on how to use environmental marketing claims, provide specific guidance for certain terms (e.g. “recyclable”), and recommend against using unqualified statements about environmental benefits such as “eco-friendly”. The Food and Drug Administration (“FDA”) and the U.S. Department of Agriculture (“USDA”) each have issued statements regarding the appropriate use of the word “natural,” but there is no single, U.S. government regulated definition of the term “natural” for use in the consumer and personal care industry. This is also true for many other claims common in the clean conscious product industry.

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

After a number of years of rapid growth, in recent years we have seen substantial declines in our revenues and business operations, particularly as we have shifted our operating strategy to achieve profitability. If we are unable to achieve profitable growth in the future, our business prospects and our stock price could be adversely affected.

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

We have recently begun transitioning our e-commerce platform to Shopify and related technology service providers, and disruption of or interference with the platform or the use of these services would adversely affect our business, financial condition and results of operations.

Historically, we have relied on a homegrown e-commerce platform that required ongoing investment to stay current with industry trends and consumer expectations. To, among other anticipated benefits, streamline operations, provide customers with a better shopping experience, free up resources that had been used to maintain standard ecommerce functionality, support brand growth by improving onsite conversion and unlock continuous innovation, we have begun migrating our legacy platform to Shopify and other providers that provide services that are used with Shopify. In effecting the transition, we have experienced and expect to continue experiencing disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing, among other risks. If we fail to successfully complete the transition, or if we continue to experience delays, disruptions or interferences with respect to significant aspects of the new platform and related services, our business and results of operations may be materially and adversely affected.

If our systems are successfully transitioned, we will depend on the outsourced e-commerce platform to operate our business. We exercise little control over Shopify and other related service providers, which increases our vulnerability to problems with the services. We could experience additional expense in dealing with the transition and in ongoing platform operations. The failure of our third-party commerce platform providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications, which could adversely affect our business and results of operations.

Additionally, we could experience disruptions or interference with the use of the Shopify platform and related services. If our customers are unable to purchase products within a reasonable amount of time or at all, then our business, financial condition and results of operations could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. Any of the above circumstances or events may possibly cause customers to stop purchasing our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base and otherwise harm our business, financial condition and results of operations.

Our quarterly operating results fluctuate, which could cause our stock price to decline.

Our quarterly operating results fluctuate for a variety of reasons, many of which are beyond our control. Our revenue could fluctuate for a variety of reasons, including the seasonality of market transactions; our success in attracting new and maintaining relationships with existing ecommerce partners; our success in executing on our strategy and the impact of any changes in our strategy; the timing and success of product launches, including new products that we may introduce; the success of our marketing efforts; general market conditions; disruptions or defects in our technology platform, such as privacy or data security breaches, errors in our software or other incidents that impact the availability, reliability, or performance of our platform; the impact of competitive developments and our response to those developments; supply chain issues; and our ability to recruit and retain employees.
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

We believe that our quarterly operating results may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. Any seasonal effects may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter or period as an indication of future performance.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant losses since our inception. For the years ended December 31, 2024 and 2023 we incurred net losses of $27.4 million and $43.2 million, respectively. As of December 31, 2024, we had an accumulated deficit of $648.5 million.

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

We expect to continue to incur significant expenses for the foreseeable future. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the next 12 months. However, the terms of our debt facility and our longer term operating plan will require us to obtain additional financing.

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the Equity Purchase Agreement may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Equity Purchase Agreement will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Equity Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of February 28, 2025, under the terms of the Equity Purchase Agreement we would be able to raise gross proceeds of approximately $10.1 million. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Equity Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Equity Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Equity Purchase Agreement. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

We have historically acquired a significant number of our customers through digital advertising on social media channels owned by Meta and Alphabet that may, along with other social media platforms we may engage, terminate their agreements with us at any time or introduce factors beyond our control, such as such as adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience; increase pricing; and change their policies which may have the effect of negatively impacting advertising through these channels, all of which could impact our ability to attract new customers.

We have also diversified our marketing initiatives designed to acquire customers through increased emphasis on search engine optimization and streaming digital video services. These new acquisition channels may not perform as well as our historical social media advertising channels. Our efforts to diversify customer acquisition channels may not be effective, which could negatively affect our results of operations.

Customer acquisition costs may fluctuate and rise on the channels that have been successful for us historically and on new channels that we are introducing. Rising costs may limit our ability to expand or maintain our acquisition efforts which could negatively affect our results of operations.

Changes to our DTC business designed to attract new customers and retain existing customers, including, but not limited to expanded shopping personalization, non-subscription options, and user generated and editorial content may not perform as well as our historical DTC platform which could negatively impact our results of operations. We recently updated our e-commerce experience. Our initial implementation of these changes resulted in lower first order conversion rates, which contributed to a reduction in our marketing spend. We have made and plan to continue to make changes to our first order experience to improve first order conversion and reintroduce dormant customers to our platform. The changes involve the removal of gated access and default subscriptions and the creation of incentives for customers to opt into a program where they can subscribe to our service to save in connection with their purchases. The changes may not be successful. If they are not, our business, operating results and financial condition will be harmed.

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

To remain competitive, expand and keep market share for our products across our various channels, we need to devote substantial resources to marketing and advertising. Our reduction in advertising and promotional expenditures to achieve profitability in recent years may harm our brand’s market position. We are engaging with web-based streaming services and adopting new marketing and advertising strategies in efforts to improve efficiency of our marketing spend, but these efforts may not prove successful. Any increase in our marketing and advertising efforts may not maintain our current reputation, lead to increased brand awareness, or attract new customers. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices, subscription programs and Internet neutrality. For example, the Trump administration’s adoption of tariffs could negatively impact us if the tariff applies to goods we source or manufacture in other countries. For example, we have manufacturing relationships in China, Mexico and Canada. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions that could, for example, require changes to our business practices. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The occurrence of adverse reactions, ineffectiveness or other safety incidents associated with our products could also adversely affect the price and availability of affected ingredients or products, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any safety, contamination, defects, or regulatory noncompliance issues, whether or not caused by our actions, could compel us, our suppliers or our consumers, depending on the circumstances, to conduct a recall in accordance with requests from the FDA, the CPSC, the USDA, the EPA or other federal, state or local authorities. Product recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing - ecommerce partners or consumers, negative publicity and a potential negative impact on our ability to attract new consumers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

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

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources, the environment and consumers. Our operations are subject to regulation by the Occupational Safety and Health Administration, the FDA, the CPSC, the USDA, the FTC, EPA, and by various other federal, state, local and foreign authorities regarding the manufacture, processing, packaging, storage, sale, order fulfillment, advertising, labeling, import and export of our products. In addition, we and our manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the EPA, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety, and Current Good Manufacturing Practice requirements, or GMPs, enforced by the FDA. In addition, as the provider of products with a subscription-based element, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. California’s automatic renewal law in particular has been the basis for both consumer class actions and government enforcement. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. For example, in the last few years, California, New York, Illinois, Delaware, and Colorado all enacted more robust requirements regulating subscription programs.

Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with or investigations under any such laws and regulations could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic subscription renewal practices. Addressing concerns raised in the investigation has resulted in significant changes to our DTC business model, and the liability resulting from finally resolving their investigation could be material. We may be subject to future claims under auto-payment renewal laws and regulations that could have a material adverse effect on our business. In addition, changes in the laws and regulations to which we are subject, or in the prevailing interpretations of such laws and regulations by courts and enforcement authorities, could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our strategy has included and may in the future include the expansion of our business through the acquisition of other businesses, products or technologies, or through strategic alliances. Acquisitions involve numerous risks, including the possibility that we will pay more than the value we derive from the acquisitions which could result in future non-cash impairment charges, and incremental operating losses; difficulties in integration of the operations, technologies and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business; the assumption of certain known and unknown liabilities of the acquired companies; difficulties in retaining key relationships with employees, customers, collaborators, vendors and suppliers of the acquired company; and in the case of acquisitions outside of the jurisdictions where we currently operate, the need to address the particular economic, currency, political, and regulatory risks associated with specific countries, particularly those related to our collection of sensitive data, regulatory approvals, and tax management, which may result in significant additional costs or management overhead for our business. Failure to successfully address any of these or other unforeseen challenges would adversely affect our business.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, the employment of our Chief Financial Officer and Chief Technology Officer recently terminated and our board of directors recently appointed and interim Chief Technology Officer. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with any of our executive officers or key management personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

All of the products we offer are supplied or manufactured by a limited number of third-party suppliers and manufacturers, and as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the costs of our products, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used to manufacture the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Furthermore, our reliance on suppliers and manufacturers outside of the United States, many of which are located in China, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes and any failure to comply could adversely affect our business. It also subjects us to new tariffs that the Trump administration may determine to adopt, which could cause disruption in our business, increased costs and reduced demand as a result of increased prices.

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

Our reputation and our consumers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and vendor partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and vendor partners and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or vendor partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.

If we or our distribution partners do not successfully optimize, operate and manage the expansion of the capacity of our warehouse fulfillment centers, our business, financial condition, results of operations and prospects could be adversely affected.

We operate warehouse fulfillment centers located in Reno, Nevada and Elizabethtown, Pennsylvania. . We closed our St. Peters, Missouri location in the second quarter of 2024 to optimize for cost and operational efficiencies. If we do not optimize and operate our warehouse fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our consumers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our consumers.

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

We have outsourced portions of our fulfillment process, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third parties in a number of foreign countries and territories. We are dependent on third-party vendors for credit card processing and use third-party hosting and networking providers to host our sites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to be performed under our management and direct control or that of a third party, could have an adverse effect on our business, financial condition, results of operations and prospects. We are not party to long-term contracts with some of our ecommerce partners, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

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

We receive orders placed with fraudulent data and we may ultimately be held liable for the unauthorized use of a cardholder’s card number and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

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

Worldwide, we have 21 issued patents and five patent applications pending. We cannot offer any assurances about which, if any, patents will be issued from our applications, the breadth of any such patents, or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products. Furthermore, a derivation proceeding can be provoked by a third party, or instituted by the U.S. Patent and Trademark Office (USPTO), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third parties’ rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all.

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

Moreover, the outcome of any such litigation might not be favorable to us, even when our rights have been infringed, misappropriated or otherwise violated. If we do not prevail, we may be required to pay significant money damages, suffer losses of significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), be required to cease offering certain products or services, incur significant license, royalty or technology development expenses, or be required to comply with other unfavorable terms. Even if we were to prevail, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. We may also be required to enter into license agreements that may not be available on commercially reasonable terms or at all. In addition, although in some cases a third party may have agreed to indemnify us for such costs, but such an indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

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

We attempt to contractually limit our liability with respect to indemnity obligations; however, we are not always successful and we may still incur substantial liability related to them. We may be required to cease use of certain functions of our platform or cease selling certain products as a result of any such claims. Any dispute with a customer or other third party with respect to such indemnification obligations could have adverse effects on our relationship with such customer or other third party and other existing or current and prospective customers, subject us to costly and time-consuming litigation, expensive remediation and licenses, divert management attention and financial resources, reduce demand for our products and adversely affect our brand, reputation, business, financial conditions and results of operations. In addition, although we carry general liability insurance, but our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

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

We rely on information technology networks and systems and data processing (a large portion of which are managed by third-party service providers) to market, sell and deliver our products and services, to fulfill orders, to collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share and otherwise process personal information, confidential or proprietary information, financial information and other information, to manage a variety of business processes and activities, for financial reporting purposes, to operate our business, process orders and to comply with regulatory, legal and tax requirements. These information technology networks and systems, and the processing they perform, may be susceptible to damage, disruptions or shutdowns, software or hardware vulnerabilities, security incidents, ransomware attacks, unauthorized activity and access, malicious code (such as malware, viruses and worms), acts of vandalism, employee or contractor theft, misplaced or lost data, fraud, misconduct or misuse, social engineering attacks and denial of service attacks, supply-side attacks, phishing and spear phishing attacks, organized cyberattacks, programming or human errors, failures during the process of upgrading or replacing software, databases or components, power outages, fires, natural disasters, hardware failures, telecommunication failures, user errors or catastrophic events, any of which could result in the loss or disclosure of confidential customer information or our own proprietary information, software, methodologies and business information.

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

In the United States, our obligations include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other state and federal laws relating to privacy and data security. The CCPA, requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Therefore, the CCPA may increase our compliance costs and potential liability.

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

Other jurisdictions in the United States have already passed or are considering laws similar to the CCPA and CPRA, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA, which became effective on January 1, 2023, has required and will require us to incur additional costs and expenses in an effort to comply with it. Colorado also has a similar law, the Colorado Privacy Act, which became effective on July 1, 2023. Many other states have adopted or are currently considering proposed comprehensive data privacy legislation and all 50 states have passed at least some form of data privacy legislation (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches). At the federal level, the United States Congress is also considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

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

The regulatory environment in which we operate has changed in the past and could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Similarly, in 2012, the FTC announced revisions to its Green Guides discussed above, which assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The Green Guides revisions introduced new and proscriptive guidance regarding advertisers’ use of product certifications and seals of approval, “recyclable” claims, “renewable materials” claims, “carbon offset” claims and other environmental benefit claims. In

October 2021, California passed a new environmental marketing law banning recyclability claims unless a product and/or its packaging meets specifically enumerated benchmarks focused on the practical realities of the recycling process; the benchmarks may be more stringent than those currently imposed by the FTC’s Green Guides. In 2022, the FTC issued the “Health Products Compliance Guide” which provides guidance from the FTC on how companies can ensure that claims about the benefits and safety of health-related products are truthful, not misleading, and supported by science. In particular, the FTC Guide sets out the FTC’s expectations regarding the substantiation of health-related claims, including that claim substantiation will require randomized, controlled human clinical testing. California has enacted a law and the FTC has proposed regulations pertaining to the disclosure of all components of the cost of products to consumers, including mandatory fees and charges other than taxes and fees imposed by a government and reasonably and actually incurred postage or shipping charges. We anticipate that additional states will enact similar laws. We charge amounts that are subject to the disclosure requirements of the California law and FTC proposed regulation. These laws may negatively impact consumer shopping behavior on our website and our operating results, which could adversely impact our business and financial results.

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

We are a public benefit corporation incorporated under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our Certificate of Incorporation, as amended (“Charter”). In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

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

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our governing documents. In balancing these interests, our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example, we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including customers, suppliers, employees and local communities, even though the changes may be costly; we may be influenced to pursue programs and services to demonstrate our commitment to the communities we serve even though there is no immediate return to our stockholders; or in responding to a possible proposal to acquire the Company, our board of directors may be influenced by the interests of our stakeholders, including suppliers, crew members and local communities, whose interests may be different from the interests of our stockholders. We may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, including suppliers, crew members and local communities, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

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

Our directors and executive officers may also be subject to litigation. The limitation of liability and indemnification provisions that are included in our amended and restated Charter, our Amended and Restated Bylaws (“Bylaws”) and indemnification agreements that we entered into with our directors and executive officers provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law and may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions. We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law. These insurance policies may not cover all potential claims made against our directors and executive officers, may not be available to us in the future at a reasonable rate and may not be adequate to indemnify us for all liability that may be imposed. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not harm our business, results of operations and financial condition.

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

Risks Related to Ownership of Company Securities

The price of our Class A Common Stock and our warrants may be volatile.

The value of our securities, including our Class A Common Stock and our warrants, may fluctuate due to a variety of factors, including:

•changes in the industries in which we and our customers operate;
•variations in our operating performance, disruptions to our operations or the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual results of operations;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, or the cost of resolving government investigations or litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A Common Stock available for public sale; and

•general economic and political conditions such as recessions, interest rates, fuel prices and general inflationary pressures, foreign currency fluctuations, international tariffs, social, political, and economic risks, and acts of war or terrorism.

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

Certain warrants issued prior to the Business Combination to purchase an aggregate of 111,895 shares of Class A Common Stock (the “Legacy Grove Warrants”) may become exercisable in accordance with the terms of the warrant agreements governing those securities, the forms of which have been filed as Exhibit 4.5 through Exhibit 4.12 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The exercise prices of the Legacy Grove Warrants are set forth in such warrant agreements, as subsequently adjusted pursuant to the Business Combination and reverse stock split effected in June 2023.

Outstanding Backstop Warrants to purchase an aggregate of 775,005 shares of our Class A Common Stock are exercisable in accordance with the terms of that certain subscription agreement by and between VGAC II and Corvina Holdings Limited, dated as of March 31, 2022 governing those securities with an exercise price of $0.05 per share.

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

We may issue equity securities to pay for future acquisitions or strategic alliances or otherwise, which could be dilutive to existing stockholders. We may also incur debt or assume contingent or other liabilities in connection with acquisitions and strategic alliances, which could impose restrictions on our business operations and harm our operating results. Further, any additional equity financing, debt financing, or credit facility used for such acquisitions may not be on favorable terms, and any such financing or facility may place restrictions on our business. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may incur incremental operating losses, and we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2024, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 5,182,186. The Compensation Committee of the board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. For example, on December 14, 2022, we received notice from the NYSE that the average per share trading price of our common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we had a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. While we regained compliance, we may fall out of compliance in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Our average global market capitalization over a consecutive 30-day trading period must be also $50 million or more. If it is not, we may have a period of 18 months to regain compliance. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage;
•a decreased ability to issue additional securities or obtain additional financing in the future; and

•the triggering of an Event of Default as defined in the debt facility that we are a party to.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Class A Common Stock is listed on the NYSE, they are covered securities. Accordingly, the states are preempted from regulating the sale of our securities, however, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, holders of our Class A Common Stock may not receive any return on investment unless such holders sell their Class A Common Stock for a price greater than that which such holder paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. Our outstanding Series A Preferred Stock and Series A' Preferred Stock also are entitled to receive cumulative dividends if dividends are declared by our board of directors. As a result of our current circumstances, holders of our Class A Common Stock may not receive any return on an investment in our Class A Common Stock unless such holder sells the Class A Common Stock for a price greater than that which such holder paid for it.

The Series A Preferred Stock and Series A' Preferred Stock contains rights, preferences and privileges that may limit our business flexibility or reduce the value of our Class A Common Stock.

In connection with any sale or liquidation of Grove, holders of our Series A Preferred Stock and Series A' Preferred Stock (collectively, “Preferred Stock”) are entitled to receive the greater of (i) an aggregate of $25 million plus declared but unpaid dividends, if any, and (ii) the amount they would have received had the converted their Preferred Stock into Class A Common Stock prior and in preference to any distributions to holders of Class A Common Stock, which may limit the value of Class A Common Stock in any such transaction. In addition, for so long as at least 50% of the shares of Preferred Stock remain outstanding, we may not, without first obtaining the approval of the holders of at least a majority of the Preferred Stock take certain actions including amending our Charter or Bylaws in a manner that adversely affects the Preferred Stock, increasing or decreasing the authorized number of shares of Preferred Stock or issuing stock that is senior to the Preferred Stock, which may limit our flexibility to raise additional equity capital or take other corporate actions. There is no guarantee that the holders of Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in value of our Class A Common Stock. In addition, the Preferred Stock is convertible into our Class A Common Stock at the option of the holders thereof. Accordingly, any conversion of Preferred Stock would dilute the ownership of our holders of our Class A Common Stock. The potential dilutive effect of the conversion of shares of Preferred Stock may also adversely affect our ability to obtain additional financing on favorable terms or at all.

Covenants and other provisions in our loan agreements restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under our loan agreements.

We are a party to that certain Loan and Security Agreement, dated as of March 10, 2023, with, inter alia, Siena Lending Group LLC (as amended or modified from time to time, the “Siena Revolver”). Under the Siena Revolver, Grove is subject to various representations and warranties, covenants and events of default. Material misrepresentations of representations and warranties, the breach of certain covenants and the occurrence of other stated events result in an immediate event of default, which give the lenders party to the Siena Revolver the right to take certain remedial measures with respect to Grove and the collateral pledged pursuant to the Siena Revolver, which would harm our business, financial condition and results of operations. The pledge of these assets and other restrictions imposed in the Siena Revolver may limit our ability to incur additional indebtedness or impair our ability to sell or dispose of assets to raise capital, which could have an adverse effect on our financial flexibility.

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

Our governing documents and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the board of directors and therefore depress the trading price of our Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the board of directors or taking other corporate actions. Among other things, our governing documents include provisions regarding:

•a classified board of directors;
•the ability of the board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the requirement that a special meeting of stockholders may only be called by a majority of the entire board of directors, the Chairman of the board of directors, our Chief Executive Officer or when requested in writing by the holders of not less than 20% of all votes entitled to be cast at the meeting, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•the ability of the board of directors to amend the Bylaws, which may allow the board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to the board directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the board of directors, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the board of directors or management that stockholders may consider to be in their best interests.

Our Certificate of Incorporation, as amended, designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees, or agents.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, or agent of the Company to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our Charter or Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against us governed by the internal affairs doctrine. The foregoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

These choice of forum provisions in our Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments
None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. We invest in cybersecurity to protect intellectual property, customer and employee data, manage reputational risk, and maintain business continuity across our environment. We strive to ensure ongoing compliance with the requirements under applicable standards including the Payment Card Industry Data Security Standards and relevant data privacy and protection laws and regulations. Additionally, our teams reference the standards, guidelines, and practices from the NIST Cybersecurity Framework (CSF) to align our cybersecurity program and risk management practices.
The foundation of our cybersecurity framework is based on written policies that govern different cybersecurity process areas.
Identifying and assessing cybersecurity risk is part of our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a combination of third party assessments, IT Security Risk reviews, external audits and assessments, penetration tests, vulnerability scans, security monitoring activities and recurring review from our internal cybersecurity working group. We respond to cybersecurity incidents and address identified cybersecurity risks through our internal cybersecurity working group and report any material findings and incidents to the audit committee of our board of directors.
The cybersecurity incident response process is governed by our Incident Response Plan (“IRP”) and overseen by leaders from our IT security and legal teams. The IRP guides how security events are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.
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

As part of the above processes, we regularly engage external advisors and consultants to assess our internal cybersecurity programs and compliance with applicable regulatory requirements and industry standards. Our external advisors also act as an extension of our teams to support on daily related security activities, by working closely with our Chief Information Officer and the leader of IT Operations.
Our cybersecurity risk management program evaluates the risk associated when selecting third-party service providers. In addition to new vendor onboarding, critical vendors are reviewed annually to ensure we understand their cybersecurity posture, and their responsibility in protecting our assets appropriately.
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
Cybersecurity Governance
Cybersecurity is an area of focus for our board of directors, audit committee, and management. As part of our board of directors’ overall responsibility for oversight of management’s general risk identification and management activities, the audit committee of our board of directors is responsible for the oversight of risks from cybersecurity threats. Members of the audit committee review and discuss with management and our auditors quarterly the Company’s cybersecurity risks and the steps that management has taken to protect against threats to the Company’s information systems and security and review risk and mitigation steps taken by management related to data privacy.
Our cybersecurity risk management and strategy processes are overseen by leaders from our IT Security, external advisors, and legal teams. These individuals are informed about, and monitor the identification, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above.
Item 2. Properties
All of our physical properties are located within the United States. Our corporate headquarters are in San Francisco, California where we lease approximately 7,800 rentable square feet of office space. The lease expires on May 31, 2027.
We lease fulfillment centers in Pennsylvania and Nevada that represent approximately a combined 488,000 square feet of space. We are no longer utilizing a 138,550 square foot space in Missouri which was previously used as one of our fulfillment centers, we are actively marketing this space for sublease. We believe our current properties are more than sufficient for our needs.
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
As noted in “Item 1A Risk Factors,” the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices. As of the date of this filing, no legal proceeding has commenced regarding this investigation. Refer to Note 6, Commitments and Contingencies in our financial statements, included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is currently listed on the NYSE under the ticker symbol “GROV”. The Company’s public warrants trade on an over-the-counter exchange.

On February 15, 2025, all of the Company’s outstanding shares of Class B Common Stock were automatically converted into Class A Common Stock. This conversion occurred because, as of December 31, 2024, the aggregate number of outstanding shares of Class B Common Stock (including securities exercisable or convertible into Class B Common Stock) represented less than ten percent of all outstanding shares of Common Stock. This calculation included both Class A Common Stock and Class B Common Stock, as well as securities exercisable for or convertible into Common Stock. After the conversion, the converted shares and securities carry identical rights, including voting rights, to those of Class A Common Stock or equivalent converted securities.
Holders of Record
As of December 31, 2024, there were 409 and 504 stockholders of record of our Class A Common Stock and Class B Common Stock, respectively. The actual number of holders of our Class A Common Stock and Class B Common Stock may be greater than the number of record holders, and may include stockholders who are beneficial owners, but whose shares are held in street names by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our Class A Common Stock or Class B Common Stock. We currently intend to retain all available funds and future earnings to fund the development and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Securities Authorized For Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for the required information.
Recent Sales of Unregistered Securities
A description of our unregistered sales of equity securities during the year ended December 31, 2024 was previously included in our Current Report on Form 8-K filed on September 23, 2024.

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
We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We refer to this part of our business as “DTC.” We recently made the decision to exit the business of selling Grove Co. products in brick and mortar retail channels. We expect our exit from brick-and-mortar retail to improve our profitability while having an insignificant impact on our revenue, and to be completed in 2025.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $648.5 million as of December 31, 2024. Beginning in the second half of 2022, we began to substantially reduce our operating expenses across the business in support of our efforts to become profitable. These expense reductions, particularly in advertising, have resulted in a substantial decline in our revenue.
Reverse Stock Split
On May 24, 2023, our board of directors and stockholders approved a five-for-one reverse split (the “Reverse Split”) of our issued and outstanding Class A and Class B Common Stock. The Class A Common Stock began trading on a split-adjusted basis on the NYSE at the market open on June 6, 2023. No fractional shares were issued in connection with the Reverse Stock Split.
Restructuring and Facilities Closures
As a part of our focus on reducing our operating expenses and focus on becoming profitable, we have recently implemented company-wide workforce restructurings and facilities reductions. In connection with the reorganizations, we recorded charges totaling $2.0 million and $3.8 million related to the reductions in our workforce, warehousing facilities and headquarters office footprint for the years ended December 31, 2024 and 2023, respectively.

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
Ability to Continue to Innovate in Products and Packaging
Our continued product innovation is integral to our future growth. We have developed and launched over 500 individual products in recent years. The research, development, testing and improvement of our products has been led by our research and development team, which includes experienced chemists and formulators, who work closely with our sustainability team. These new and innovative products, as well as our focus on environmentally responsible packaging, have been key drivers of our value proposition to date. An important element of our product development strategy is our ability to engage directly with customers through our DTC platform to assess demand and market preferences. As a result of our cost reductions in recent periods, we have substantially reduced our investment in product innovation. Our future success in research and development and ability to assess customer needs and develop sustainable and effective products will be central to attracting and retaining consumers in the future and to growing our market penetration and our impact on environmental and human health.
Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through online and offline marketing channels. In recent years, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, changes to our purchase flow and subscription processes, supply and demand dynamics in the market, reductions in our advertising spend, and other factors have caused the cost of marketing on these channels to increase consistently. Failure to effectively adapt to changes in online marketing dynamics or changes to our internet platform, or to otherwise attract customers on a cost-efficient basis would adversely impact our path to revenue growth, our profitability and our operating results. Our ability to balance cost-efficient customer acquisitions while driving consumer awareness may impact the cost of our acquiring new customers, our profitability and our operating results.
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

Ability to Achieve Profitable Growth; Positive Cash Flow and Scale

We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for environmental and human good by creating and curating planet-first, high-performance brands and products. After experiencing high rates of revenue growth, in the last several years, we have substantially reduced our expense structure and operations in light of declining revenue, and as a result we have reduced our operating losses and cash consumption. To grow and achieve profitability over the longer term, we will need to re-invest to expand our DTC business and achieve a scale that will allow us to drive efficiencies in generating brand awareness, acquiring and retaining customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our recent gains in approaching profitability may not be sustainable in the near term due to the effects of steps we may take to drive growth or other factors. If we are unable to achieve profitable growth, our prospects may be materially and adversely affected.
Ability to Successfully Transition to Shopify

In March 2025, we began migrating our ecommerce platform from our legacy internally-developed solution to Shopify, a third-party service provider, and to other service providers that offer certain ecommerce solutions that integrate with Shopify. To date, we have experienced and expect to continue experiencing disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing.
If our platform is successfully transitioned, we expect this migration to provide us with significant advantages, such as enhanced scalability, access to advanced ecommerce functionalities, and improved security measures. We believe the migration to Shopify provides a more streamlined user experience for our customers. This transition exposes us to vendor-specific risks, such as service disruptions, changes in pricing and inventory management, potential reduced flexibility in our ecommerce experience or alterations in the platform's features and execution and fulfillment risks as we migrate our customer experience to the new platform.
Key Operating and Financial Metrics
In addition to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, we assess the performance of our overall business using the following metrics and measures, among others. We use the metrics to aid us in identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.

Our DTC platform remains a core part of our strategy and customer value proposition in addition to providing key data and customer feedback driving our innovation process.

The following table presents our key operating metrics for the periods presented:

(in thousands, except DTC Net Revenue Per Order and percentages)	Year Ended December 31,
	2024	2023
Financial and Operating Data
Grove Brands % Net Revenue	41%	46%
DTC Total Orders	2,930	3,852
DTC Active Customers	688	920
DTC Net Revenue Per Order	$67	$64
Grove Brands % Net Revenue
We define Grove Brands % Net Revenue as total net revenue across all channels attributable to Grove Brands, divided by our total net revenue. Our total DTC net revenue includes revenue from both Grove Brands and third-party brands that we carry. In the year ended December 31, 2024, Grove Brands % Net Revenue declined due to a decrease in Grove Brands products in existing customer orders as we continue to expand our third-party offerings.

DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the years ended December 31, 2024 and 2023, DTC Total Orders declined primarily due to our lower advertising spend strategy, resulting in fewer new customers and therefore fewer overall orders.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the year ended December 31, 2024, DTC Active Customers declined primarily due to our lower advertising spend strategy, resulting in fewer new customers and therefore fewer overall orders.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the year ended December 31, 2024 compared to the prior year comparative period as a result of increased number of products sold per order due to our expanded product offering.
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
We calculate Adjusted EBITDA as net loss, adjusted to exclude: stock-based compensation expense; depreciation and amortization; changes in fair values of derivative liabilities; transaction costs allocated to derivative liabilities upon closing of the Business Combination; interest income; interest expense; restructuring costs; loss on extinguishment of debt; provision for income taxes and certain litigation and legal settlement expenses that we do not consider representative of our underlying operations. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Year Ended December 31,
	2024	2023
Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(27,423)	$(43,232)
Stock-based compensation	11,995	15,513
Depreciation and amortization	9,821	5,824
Changes in fair value of derivative liabilities	(9,888)	(216)
Reduction of transaction costs allocated to derivative liabilities upon Business Combination	—	(3,745)
Interest income	(3,057)	(3,773)
Interest expense	12,777	16,077
Restructuring expenses (1)	2,032	3,811
Loss on extinguishment of debt	5,004	—
Provision for income taxes	40	38
Litigation and legal settlement expenses	—	520
Total Adjusted EBITDA	$1,301	$(9,183)
Net loss margin	(13.5)%	(16.7)%
Adjusted EBITDA margin	0.6%	(3.5)%
(1) Restructuring expenses for the year ended December 31, 2024 consisted of $3.1 million gain from our modification of the lease at our San Francisco headquarters offset by $1.3 million of costs related to our move to a new distribution facility in Nevada, $2.5 million in severance-related charges, and $1.3 million related to impairment of operating lease right-of-use assets. For the year ended December 31, 2023 restructuring expenses consisted of $2.5 million related to operating lease right-of-use and fixed asset impairment charges and $1.3 million in severance-related charges.
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
While our historical financial results have included selling in brick-and-mortar retail channels, we have made the decision to exit those channels. We do not expect this decision to have a significant impact on our financial results. We expect revenue to remain approximately flat to down in the mid single digit percentage range in 2025 compared to 2024. We expect first quarter of 2025 revenue to be lower than revenue in the fourth quarter of 2024 due to seasonality and adverse impact from our Shopify transition. We expect revenue to improve in the second and third quarters of 2025 compared to the first quarter of 2025, leading to year over year growth in the fourth quarter of 2025.
Cost of Goods Sold
Cost of goods sold consists of the product costs of merchandise, inbound freight costs, vendor allowances, costs associated with inventory shrinkage and damages and inventory write-offs and related reserves.

Gross Profit and Gross Margin
Gross profit represents revenue less the cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. We generally record higher gross margins associated with sales of Grove Brands products compared to sales of third-party products. To help motivate first-time customers to purchase on our DTC platform, we generally offer higher discounts and free product offerings, and as a result, our overall margins can be adversely affected in periods of rapid new customer acquisition. Our gross margin also fluctuates from period-to-period based on promotional activity, product and channel mix, the timing of promotions and launches, and inbound transportation rates, among other factors. Our gross profit and gross margin may not be comparable with that of other retailers because we include certain fulfillment related costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of goods sold.
Operating Expenses
Our operating expenses consist of advertising, product development, and selling, general and administrative expenses.
Advertising
Advertising costs are expensed as incurred and consist primarily of our customer acquisition costs associated with online advertising, as well as advertising on television, direct mail campaigns and other media. Costs associated with the production of advertising are expensed when the first advertisement is shown. We expect to maintain advertising costs at current levels as a percent of revenue through 2025 focused on deploying spend efficiently across channels while managing cash flow.
Product Development
Product development expenses are related to the ongoing support and maintenance of our proprietary technology, including our DTC platform, as well as amortization of capitalized, internally developed software, and related to the product and packaging innovation in our Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs. As a result of our restructuring efforts and decision to transition to the Shopify platform, we expect product development costs as a percentage of revenue to decrease throughout 2025.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined in 2024 as a result of decreases in fulfillment costs largely driven by lower sales and our cost management initiatives. We expect to continue to drive efficiencies in selling, general & administrative expenses throughout 2025.

Fulfillment costs represent those costs incurred in operating and staffing our fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packing and preparing customer orders for shipment, outbound shipping and handling expenses, packing materials costs and payment processing and related transaction costs. These costs are included within selling, general and administrative expenses in the consolidated statements of operations. We expect fulfillment costs to remain relatively stable over 2025 on a per order basis due to increased outbound shipping costs.
Non-operating expenses, net
Interest expense consists primarily of interest expense associated with our debt financing arrangements. In fiscal years 2024 and 2023, we have recorded higher interest expense due to higher interest rates on our Structural Debt Facility (as defined below) and increases in the prime rate. We expect interest expense to decline following our full repayment of our term debt under the Structural Debt Facility (as defined below) in 2024. To the extent there are changes in prevailing interest rates in future periods we anticipate cash payments for interest and interest expense to fluctuate as interest rates change.
Loss on extinguishment of debt relates to the full payoff of the Structural Debt Facility (as defined below) in 2024 that was accounted for as an extinguishment.

Change in fair values of derivative liabilities consists primarily of changes in fair values of HGI Additional Shares, Earn-Out Shares (as defined below), Public Warrants and Private Placement Warrant and Structural Derivative liabilities. Changes in the fair value of our derivative liabilities may fluctuate significantly in future periods primarily due to fluctuations in the fair value of our common stock.

Other income, net consists of the reduction of transaction costs allocated to derivative liabilities upon Business Combination and interest income.
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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Year Ended December 31,
	2024	2023

	(in thousands)
Revenue, net	$203,425	$259,278
Cost of goods sold	94,077	121,919
Gross profit	109,348	137,359
Operating expenses:
Advertising	10,265	21,292
Product development	18,456	16,401
Selling, general and administrative	103,174	134,929
Operating loss	(22,547)	(35,263)
Non-operating expenses:
Interest expense	12,777	16,077
Loss on extinguishment of debt	5,004	—
Changes in fair value of derivative liabilities	(9,888)	(216)
Other income, net	(3,057)	(7,930)
Total non-operating expenses, net	4,836	7,931
Loss before provision for income taxes	(27,383)	(43,194)
Provision for income taxes	40	38
Net loss	$(27,423)	$(43,232)

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue:

	Year Ended December 31,
	2024	2023

	(as a percentage of revenue)
Revenue, net	100%	100%
Cost of goods sold	46	47
Gross profit	54	53
Operating expenses:
Advertising	5	8
Product development	9	6
Selling, general and administrative	51	52
Operating loss	(11)	(13)
Non-operating expenses:
Interest expense	6	6
Loss on extinguishment of debt	2	—
Changes in fair value of derivative liabilities	(5)	—
Other income, net	(2)	(3)
Total non-operating expenses, net	1	3
Loss before provision for income taxes	(13)	(17)
Provision for income taxes	—	—
Net loss	(13)%	(17)%
Comparisons of the Year Ended December 31, 2024 and December 31, 2023
Revenue, Net

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(in thousands)
Revenue, net:
Grove Brands	$82,942	$119,006	$(36,064)	(30)%
Third-party products	120,483	140,272	$(19,789)	(14)%
Total revenue, net	$203,425	$259,278	$(55,853)	(22)%

Revenue decreased by $55.9 million, or 22%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by a decrease in DTC Total Orders, partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(in thousands)
Cost of goods sold	$94,077	$121,919	$(27,842)	(23)%
Gross profit	109,348	137,359	(28,011)	(20)%
Gross margin	54%	53%		1%
Cost of goods sold decreased by $27.8 million, or 23%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by a decrease in DTC Total Orders, partially offset by higher cost of goods per order.
Gross margin in the year ended December 31, 2024 increased by 78 basis points compared to the year ended December 31, 2023 due to the sale of previously reserved inventory and a decrease in lower-margin first-time orders.
Operating Expenses
Advertising Expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(in thousands)
Advertising	$10,265	$21,292	$(11,027)	(52)%
Advertising expenses decreased by $11.0 million, or 52%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to implementing a lower-spend strategy to optimize the cost of acquiring new customers, while balancing driving consumer awareness and cash flow management. Performance partnerships expenses decreased by $4.3 million, advertising targeted at attracting retail customers decreased by $3.4 million, online and social media advertising expenses decreased by $1.6 million, television, audio, and mailer advertising expenses decreased by $1.1 million, and creative content production costs decreased by $0.6 million.
Product Development Expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(in thousands)
Product development	$18,456	$16,401	$2,055	13%
Product development expenses increased by $2.1 million, or 13%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increases in severance-related expenses and accelerated amortization related to internally developed software.

Selling, General and Administrative Expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(in thousands)
Selling, general and administrative	$103,174	$134,929	$(31,755)	(24)%
Selling, general and administrative expenses decreased by $31.8 million, or 24%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Fulfillment costs decreased by $13.6 million, including an $8.6 million decrease in outbound shipping and handling expenses and a $2.8 million decrease in fulfillment labor both due to a lower volume of orders. Stock-based compensation expense decreased by $2.8 million driven by lower expense relating to the vesting of RSU awards resulting from the terms of the option exchange we effected in October 2022 and reductions in headcount. Other general and administrative expenses, excluding stock-based compensation expense and fulfillment costs, decreased by $15.4 million, which includes $5.9 million in reductions to corporate compensation and benefits due to decreases in headcount, a $1.8 million reduction in professional fees, a $1.5 million decrease in costs associated with being a publicly traded company, a $1.1 million net decrease in operating lease right of use asset and other fixed asset impairments, a $0.6 million decrease in rent expense, a $0.5 million decrease in software-related expenses and a $3.1 million gain on a partial lease termination relating to our San Francisco office that occurred in March 2024.
Interest Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(in thousands)
Interest expense	$12,777	$16,077	$(3,300)	(21)%
Interest expense decreased by $3.3 million, or 21%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the full repayment of the Structural Debt Facility in 2024. See the section titled “Liquidity and Capital Resources” below for further details.
Non-operating expenses (income), net

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(in thousands)
Loss on extinguishment of debt	$5,004	$—	$5,004	**
Changes in fair value of derivative liabilities	(9,888)	(216)	(9,672)	**
Other income, net	(3,057)	(7,930)	4,873	(61)%
**Change not meaningful

Loss on extinguishment of debt resulted from the repayment of our Structural Debt Facility during the year ended December 31, 2024. See the section titled “Liquidity and Capital Resources—Loan Facilities” below for further details.
The change in the fair value of derivative liabilities for the year ended December 31, 2024, other than the Structural Derivative liability, was primarily driven by the changes in our stock price during the period. The change in fair value of the Structural Derivative liability for the year ended December 31, 2024 primarily due to the settlement of the derivative in connection with the full payoff of the Structural Debt Facility in 2024.
Other income, net decreased by $4.9 million, or 61%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the $3.7 million gain recorded in the first quarter of 2023 as a result of reaching settlement with Morgan Stanley related to the de-SPAC fees allocated to derivative instruments and due to lower on-hand cash as a result of the repayment of Structural Debt Facility.

Liquidity, Capital Resources and Requirements
As of December 31, 2024, we had $19.6 million in unrestricted cash and cash equivalents (which excludes restricted cash of $4.7 million). We incurred negative cash flow from operating activities of $9.7 million for the year ended December 31, 2024. We have incurred significant losses since inception and have an accumulated deficit of approximately $648.5 million. To date, we have funded our operations principally through redeemable convertible preferred stock and common stock financings, the incurrence of debt and the closing of the Business Combination. We have total outstanding indebtedness of $7.5 million as of December 31, 2024. As described more fully below, during the year ended December 31, 2024, we used $72.3 million to repay the Structural Debt Facility in full, consisting of $72.0 million in principal and remainder as an exit fee.
On August 11, 2023 (the “Series A Preferred Stock Closing Date”), we entered into a subscription agreement with Volition Capital Fund IV, L.P. (“Volition”) and received gross proceeds of $10.0 million in exchange for 10,000 shares of our Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”), a warrant to purchase 1,579,778 shares of our Class A Common Stock at an exercise price of $6.33 (the “Volition Warrant”) and a warrant to purchase 20,905 shares of our Class A Common Stock at an exercise price of $0.01 per share (the “Volition Penny Warrants” and together with the Volition Warrant the “Volition Warrants”). The Series A Preferred Stock was redeemable, at the option of the holder, for the original issuance price plus any declared but unpaid dividends following the seventh anniversary of the Series A Preferred Stock Closing Date (“Optional Redemption”).
On September 20, 2024 (the “Series A' Preferred Stock Closing Date”), we entered into another subscription agreement with Volition where we received gross proceeds of $15.0 million in exchange for 15,000 shares of our Series A' Redeemable Convertible Preferred Stock (the “Series A' Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). In connection with the issuance of the Series A' Preferred Stock, we agreed with Volition to cancel the Volition Warrants, cancel the Volition Penny Warrants and modify the redemption terms of the Series A Preferred Stock such that it is no longer subject to Optional Redemption. The holders of the Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum of the original issuance price of each share. Such accruing dividends are payable only when, as and if declared by our Board of Directors.
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $5.2 million as of December 31, 2024. The Siena Revolver matures on March 10, 2026 and is collateralized by our inventory and accounts receivable.
In December 2022, we entered into the Structural Debt Facility (as defined below). In July 2024, we entered into an amendment to the Structural Debt Facility (the “Structural Amendment”) pursuant to which we elected to voluntarily prepay $42.0 million of the outstanding principal amount. In November 2024, we prepaid in full the remaining outstanding balance on the Structural Debt Facility.
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the SEPA. Unless our average stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of December 31, 2024, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of February 28, 2025, under the terms of the SEPA we would be able to raise additional gross proceeds of approximately $10.1 million.

Management believes that currently available resources will provide sufficient funds to enable us to meet our obligations for at least one year following the date these consolidated financial statements are available to be issued. Cash from operations could be affected by our customers and other risks detailed in the section titled “Risk Factors.” In the event we raise additional capital to execute strategic initiatives and fund our operations, our ability to raise additional capital may be adversely impacted by the trading price of our common stock. We may seek access to additional funds by utilizing the SEPA. Additionally, we may seek additional funds through new public or private equity offerings or new debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that any such new debt or new equity financing arrangements will be available on terms acceptable to the Company, or at all.
To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, our Class A Common Stock trading price may not exceed the respective exercise prices of our Public Warrants, Private Placement Warrants, warrants granted to HGI (as defined below) and/or our Legacy Grove Warrants before the respective warrants expire, and therefore we may not receive any proceeds from the exercise of warrants to fund our operations. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to the Siena Loan Facility (described below), purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of December 31, 2024, we had $9.1 million of enforceable and legally binding inventory purchase commitments all due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 7 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023 included in this filing on Form 10-K.
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
Loan Facilities
Structural Debt Facility
In December 2022, we entered into a Loan and Security Agreement (“Structural Debt Facility”) with third-party lenders to borrow gross proceeds of $72.0 million, which was used primarily to settle other outstanding obligations with a prior lender. In July 2024, we entered into an amendment to the Structural Debt Facility (the “Structural Amendment”) which required us to prepay $42.0 million of the outstanding principal amount and delayed the remaining principal repayment period until January 1, 2026, and modified covenants related to our cash balances. The Structural Amendment did not modify interest rate terms of the Structural Debt Facility. In November 2024, we prepaid the remaining outstanding balance on the Structural Debt Facility in full and terminated the Loan and Security Agreement.
Siena Revolver
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. In July 2024, we entered into an amendment to the Siena Revolver (the “Siena Amendment”). The borrowing capacity under the Siena Revolver, as modified by the Siena Amendment, is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. As of December 31, 2024, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $5.2 million.

The interest rates applicable to borrowings under the Siena Revolver were not modified by the Siena Amendment and are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate, plus an applicable margin, or (ii) the term SOFR then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) federal funds rate (“Federal Funds Rate”) plus 0.50% and (3) 5.00% per annum. The applicable margin for the Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings, as defined by the Siena Revolver, and 3.75% to 5.50% per annum in the case of Term SOFR (as defined below) borrowings, as defined by the Siena Revolver. The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Siena Revolver matures on March 10, 2026. As of December 31, 2024, we were in compliance with all covenants related to the Siena Revolver.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(9,749)	$(7,993)
Net cash used in investing activities	(1,621)	(2,985)
Net cash provided by (used in) financing activities	(59,189)	9,856
Net increase (decrease) in cash, cash equivalents and restricted cash	$(70,559)	$(1,122)
Operating Activities

Net cash used in operating activities was $9.7 million for the year ended December 31, 2024, primarily attributable to our net loss of $27.4 million, non-cash adjustments of $15.2 million, and an increase in our net operating assets and liabilities of $2.4 million. Non-cash adjustments consisted primarily of a $12.0 million stock-based compensation expense, $9.8 million in depreciation and amortization, $5.0 million in loss on extinguishment of debt, $3.4 million in non-cash interest expense and $1.3 million in asset impairment, partially offset by $9.9 million in changes in fair value of derivative liabilities, $3.1 million gain on lease modification and $3.1 million in changes to our inventory reserve. The change in operating assets and liabilities primarily resulted from a $4.3 million decrease in operating lease right-of-use assets and liabilities primarily driven by payments related to the modification of our lease at our San Francisco offices and a $5.9 million net decrease in accounts payable and accrued expenses, partially offset by a $12.5 million decrease in our inventory.
Net cash used in operating activities was $8.0 million for the year ended December 31, 2023, primarily attributable to our net loss of $43.2 million, non-cash adjustments of $24.2 million, and an increase in our net operating assets and liabilities of $11.0 million. Non-cash adjustments consisted primarily of a $15.5 million stock-based compensation expense, $5.8 million in depreciation and amortization, $3.8 million in non-cash interest expense and $2.5 million in asset impairment, partially offset by $3.7 million in reduction in transaction costs allocated to derivative liabilities upon the Business Combination. The change in operating assets and liabilities primarily resulted from a decrease of $3.7 million in deferred revenue, a decrease of $1.6 million in operating lease right-of-use assets and liabilities, partially offset by a $15.0 million decrease in inventory and a $1.7 million decrease in prepaid and other assets.
Investing Activities
Net cash used in investing activities was $1.6 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively was primarily due to purchases of property and equipment, including capitalized software development.

Financing Activities
Net cash used in financing activities was $59.2 million for the year ended December 31, 2024 and primarily consisted of the repayment of debt, including the settlement of the Structural Derivative Liability, of $72.3 million, net payments related to stock-based award activities of $1.4 million, payment of Series A' Preferred Stock issuance costs of $0.5 million and payment of debt issuance costs of $0.3 million. These outflows were partially offset by $15.0 million in proceeds from the issuance of the Series A' Preferred Stock.
Net cash provided by financing activities of $9.9 million for the year ended December 31, 2023 primarily consisted of $10.0 million in proceeds from the issuance of the Series A Preferred Stock and related warrants, $7.5 million in proceeds from the Siena Revolver offset by the payment of transaction costs related to the Business Combination and redeemable convertible preferred stock issuance costs of $4.6 million, net outflows related to stock-based awards of $2.1 million and payment of debt issuance costs of $0.9 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of the year ended December 31, 2024.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that can have a significant impact on the amounts reported in those consolidated financial statements and accompanying notes. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K.

Public Warrants and Private Placement Warrants

Historically, we have relied on the public trading price of the Public Warrants to value the related Public Warrant and Private Placement Warrant Liabilities. On June 12, 2023, the Public Warrants were delisted by the New York Stock Exchange due to the low trading price. The Public Warrants that were previously traded on the NYSE under the symbol GROV WS may be quoted and traded in the over-the-counter market. As there is no longer a publicly available trading price for the Public Warrants, we estimate the value of the Public Warrant and Private Placement Warrants using a Black-Scholes pricing model. The Black-Scholes option-pricing model utilizes inputs and assumptions which involve inherent uncertainties and generally require significant judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our Public Warrant and Private Placement Warrant liabilities could be materially different. Significant inputs and assumptions include:

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

Earn-Out Share Liability
At the closing of the Business Combination, certain Legacy Grove shareholders were issued an aggregate of 2,799,696 shares of Grove Class B Common Stock (“Earn-Out Shares”). During the year ended December 31, 2023, certain shareholders surrendered an aggregate 197,284 Earn-Out Shares which, per terms of the Merger Agreement (as defined below), were cancelled by the Company and not reallocated among the remaining holders. The remaining 2,602,412 shares are subject to vesting and forfeitures based upon certain triggering events that can occur during a period of ten years following the closing of the Business Combination (the “Earn-Out Period”). The triggering events that will result in the vesting of the Grove Earn-Out Shares during the Earn-Out Period are the following:
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
If, at any time prior to the expiration of the Earn-Out Period, any holder of Grove Earn-Out Shares forfeits all or any portion of such holder’s Grove options and restricted stock units, all unvested Grove Earn-Out Shares issued to such holder with respect to any such awards shall be automatically forfeited to the Company and distributed to the other holders of Legacy Grove securities as of immediately prior to the closing of the Business Combination on a pro rata basis. Earn-Out shares which are subject to a service condition are accounted for under Accounting Standards Codification (“ASC”) 718. See Note 3—Fair Value Measurements and Fair Value of Financial Instruments and Note 10—Common Stock and Warrants.
Earn-Out Shares which are not subject to service conditions were accounted for as liability classified instruments in accordance with ASC Topic 815-40, as such shares were not solely indexed to the common stock of the Company and the events that determine the number of Earn-Out Shares required to vest include events that are not solely indexed to the fair value of common stock of the Company. Such Earn-Out Shares will be measured at fair value at each reporting date until they are settled or meet the criteria for equity classification, and changes in the fair value will be recorded in the consolidated statements of operations. The fair value of the Earn-Out Shares liability is estimated using a Monte Carlo options pricing model utilizing assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The expected volatility assumption is estimated using an average of the implied volatility of our publicly traded common stock and an implied volatility based on our peer companies estimated using the Monte Carlo simulation of the stock prices based on the implied market volatility.
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
HGI Additional Shares Liability
On November 10, 2022, we entered into a subscription agreement (the “HGI Subscription Agreement”) with HCI Grove LLC (“HGI”), pursuant to which, among other things, we agreed to issue and sell, on November 15, 2023, to HGI 396,825 shares of our Class A Common Stock for aggregate proceeds of $2.5 million. Under the terms of the HGI Subscription Agreement, the Company was required to file a registration statement for the Subscribed Shares (as defined below) upon the Company becoming eligible to file a registration statement on Form S-3 and in any event prior to July 15, 2023 (the “Subscribed Shares Registration Statement”). The Subscribed Shares Registration statement was filed on July 14, 2023 and the HGI Additional Shares Liability was settled on August 1, 2023 (refer to Note 10, Common Stock and Warrants found in Item 8 of this Form 10-K)
The HGI Subscription Agreement also provides that we would issue additional shares (the “HGI Additional Shares”) of our Class A Common Stock to HGI in the event that the volume weighted average price of our Class A Common Stock was less than $6.30 during the three trading days commencing on the first trading day after (i) we file the Subscribed Shares Registration Statement (the “Registration Date”), (ii) the three-month anniversary of the Registration Date, (iii) the six-month anniversary of the Registration Date, or (iv) the nine-month anniversary of the Registration Date (“Measurement Periods” and each “Measurement Period”) upon HGI’s election to receive such additional shares, HGI had the option to use all or a portion of each Subscribed Share once to determine the amount of any issuance of HGI Additional Shares in connection with the Measurement Periods such that HGI could utilize, for example, half of the Subscribed Shares to receive further HGI Additional Shares, and leave the remaining half of the Subscribed Shares available to utilize in connection with the remaining Measurement Periods. HGI was required to elect to receive HGI Additional Shares for one Measurement Period, or the right lapsed or was superseded by the next measurement period.
The HGI Additional Shares were accounted for as a liability classified instruments under ASC Topic 480 as the fair value of the obligation to issue the HGI Additional Shares varies inversely to the fair value of our common stock. The HGI Additional Shares liability was measured at each reporting date until settled. Changes in the fair value were recorded in the consolidated statements of operations. The HGI Additional Shares Liability was settled in August 2023.
Structural Derivative Liability
On December 21, 2022, in connection with the closing of the Structural Debt Facility, we issued to the third-party lenders and certain of their affiliates a total of 990,000 shares of our Class A Common Stock (the “Structural Closing Shares”). We recorded a debt discount of $1.1 million related to the issuance of these shares, with a corresponding offset to our Class A Common Stock and additional paid-in capital. Further, had there been outstanding obligations relating to the Structural Debt Facility on July 21, 2025, the Company was to issue to Structural Funds, including certain affiliates, and to Avenue, additional shares of the Company’s Class A Common Stock ("Structural Subsequent Shares”). Pursuant to the related issuance agreements, we agreed to register the Structural Closing Shares and, if applicable, the Structural Subsequent Shares for resale under the Securities Act by filing with the Securities and Exchange Commission one or more registration statements. We have also agreed to give such third-party lenders and relevant affiliates customary “piggyback” registration rights.
We have identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which are within the scope of ASC Topic 815 (“ASC 815”) and are required to be bifurcated and accounted for as a compound embedded derivative at fair value.
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Facility, including an increase in interest rate upon an event of default and the contingent issuance of Structural Subsequent Shares as defined in Note 5, Debt in our financial statements, included elsewhere in this Annual Report on Form 10-K. This liability is classified as Level 3 and is valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using a weighted-average of the implied volatility of its publicly traded common stock and an implied volatility based on its peer companies. The Structural Derivative Liability was settled in full in November 2024 in connection with our full repayment and termination of the Structural Debt Facility.
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
Fair value of Common Stock – The fair value of the shares of common stock underlying our stock options has been determined based on market prices.
Expected Term – The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
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
The fair value of RSU awards is determined using the price of our common stock on the grant date. For restricted stock unit (“RSU”) awards with performance vesting conditions, we evaluate the probability of achieving the performance vesting condition at each reporting date.
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
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Following the closing of the Business Combination, we uses this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will continue to be an emerging growth company for the first five fiscal years after the VGAC II Initial Public Offering unless any of the following events occur earlier: (i) we have more than $1.235 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A Common Stock held by non-affiliates or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Grove Collaborative Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Grove Collaborative Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, statement of redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP
Campbell, California

We have served as the Company’s auditor since 2024.

March 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Grove Collaborative Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grove Collaborative Holdings, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations, statements of convertible preferred stock, contingently redeemable convertible common stock, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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
/s/ Ernst & Young LLP

We served as the Company’s auditor from 2018 to 2023.

San Mateo, California
March 20, 2024

Grove Collaborative Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$19,627	$86,411
Restricted cash	3,675	5,650
Inventory	19,351	28,776
Prepaid expenses and other current assets	2,288	3,359
Total current assets	44,941	124,196
Restricted cash	1,002	2,802
Property and equipment, net	3,677	11,625
Operating lease right-of-use assets	12,532	9,612
Other long-term assets	2,858	2,507
Total assets	$65,010	$150,742
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,800	$8,074
Accrued expenses	11,546	16,020
Deferred revenue	6,340	7,154
Operating lease liabilities, current	1,636	3,489
Other current liabilities	742	306
Total current liabilities	27,064	35,043
Debt, noncurrent	7,500	71,662
Operating lease liabilities, noncurrent	12,949	14,404
Derivative liabilities	1,274	11,511
Total liabilities	48,787	132,620
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value – 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 25,000 and 10,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	24,772	10,000
Stockholders’ equity (deficit):
Common stock - Class A Common Stock, $0.0001 par value – 600,000,000 shares authorized at December 31, 2024 and December 31, 2023; 35,871,574 and 32,183,695 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively; Class B Common Stock, $0.0001 par value – 200,000,000 shares authorized at December 31, 2024 and December 31, 2023; 3,913,149 and 5,724,199 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	639,960	629,208
Accumulated deficit	(648,513)	(621,090)
Total stockholders’ equity (deficit)	(8,549)	8,122
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$65,010	$150,742
The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023
Revenue, net	$203,425	$259,278
Cost of goods sold	94,077	121,919
Gross profit	109,348	137,359

Operating expenses:
Advertising	10,265	21,292
Product development	18,456	16,401
Selling, general and administrative	103,174	134,929
Operating loss	(22,547)	(35,263)

Non-operating expenses:
Interest expense	12,777	16,077
Loss on extinguishment of debt	5,004	—
Changes in fair value of derivative liabilities	(9,888)	(216)
Other income, net	(3,057)	(7,930)
Total non-operating expenses, net	4,836	7,931
Loss before provision for income taxes	(27,383)	(43,194)
Provision for income taxes	40	38
Net loss	$(27,423)	$(43,232)
Less: Accretion on Series A Preferred Stock	—	(957)
Less: Accumulated dividends on redeemable convertible preferred stock	(849)	(233)
Net loss attributable to common stockholders, basic and diluted	$(28,272)	$(44,422)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(1.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,040,375	34,797,582

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	$—	35,571	$4	$604,387	$(577,858)	$26,533
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	10	9,044	—	—	—	—	—
Issuance of common stock warrants, net of issuance costs	—	—	—	—	644	—	644
Accretion on Series A redeemable convertible preferred stock	—	956	—	—	(956)	—	(956)
Issuance of shares to settle HGI Additional Shares liability, net of issuance costs	—	—	714	—	1,407	—	1,407
Issuance of common stock upon exercise of stock options	—	—	38	—	71	—	71
Shares issued in connection with the Employee Stock Purchase Plan	—	—	263	—	482	—	482
Cancellation of Earn-Out Shares	—	—	(197)	—	—	—	—
Reduction in Transaction Costs	—	—	—	—	9,609	—	9,609
Short swing payment	—	—	—	—	11	—	11
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,519	—	(2,153)	—	(2,153)
Stock-based compensation	—	—	—	—	15,706	—	15,706
Net loss	—	—	—	—	—	(43,232)	(43,232)
Balances as of December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	$8,122
Issuance of Series A' Preferred Stock, net of issuance costs	15	14,772	—	—	—	—	—
Cancellation of Volition Warrants	—	—	—	—	(300)	—	(300)
Issuance of common stock upon exercise of stock options	—	—	7	—	6	—	6
Shares issued in connection with the Employee Stock Purchase Plan	—	—	279	—	363	—	363
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,591	—	(1,372)	—	(1,372)
Stock-based compensation	—	—	—	—	12,055	—	12,055
Net loss	—	—	—	—	—	(27,423)	(27,423)
Balances as of December 31, 2024	25	$24,772	39,785	$4	$639,960	$(648,513)	$(8,549)

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(27,423)	$(43,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on partial termination of lease	$(3,139)	$—
Stock-based compensation	11,995	15,513
Depreciation and amortization	9,821	5,824
Changes in fair value of derivative liabilities	(9,888)	(216)
Reduction of transaction costs allocated to derivative liabilities upon Business Combination	—	(3,745)
Non-cash interest expense	3,380	3,833
Asset impairment charges	1,260	2,495
Inventory reserve	(3,061)	372
Loss on extinguishment of debt	5,004	—
Other non-cash expenses (income)	(140)	135
Changes in operating assets and liabilities:
Inventory	12,486	14,984
Prepaids and other assets	569	1,672
Accounts payable	(1,274)	(2,574)
Accrued expenses	(4,612)	2,216
Deferred revenue	(814)	(3,724)
Operating lease right-of-use assets and liabilities	(4,349)	(1,603)
Other liabilities	436	57
Net cash used in operating activities	(9,749)	(7,993)

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	$136	$—
Purchase of property and equipment	(1,757)	(2,985)
Net cash used in investing activities	(1,621)	(2,985)

Cash Flows from Financing Activities
Proceeds from the issuance of debt	—	7,500
Payment of debt issuance costs	(301)	(925)
Repayment of debt and Structural Derivative Liability	(72,348)	(575)
Payment of costs to extinguish debt	(24)	—
Proceeds from issuance of redeemable convertible preferred stock, convertible common stock, and common stock warrants	15,000	10,000
Payment of transaction costs related to Business Combination, redeemable convertible preferred stock and settlement of HGI Additional Shares liability	(513)	(4,555)
Payments related to stock-based award activities, net	(1,366)	(2,071)
Proceeds from issuance under employee stock purchase plan	363	482
Net cash provided by (used in) financing activities	(59,189)	9,856

Net increase (decrease) in cash, cash equivalents and restricted cash	(70,559)	(1,122)
Cash, cash equivalents and restricted cash at beginning of period	94,863	95,985
Cash, cash equivalents and restricted cash at end of period	$24,304	$94,863

Grove Collaborative Holdings, Inc.
Consolidated Statements of Cash Flows - Continued
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$49	$43
Cash paid for interest	$9,419	$12,140
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$4	$21
Debt issuance costs in accounts payable and accrued liabilities	$45	$—
Cost of debt extinguishment in accrued liabilities	$78	$—
Transaction costs and preferred stock issuance costs in accounts payable and accrued liabilities	$15	$—
Settlement of HGI Additional Shares liability	$—	$1,500
Partial settlement of Earnout due to cancellation of shares	$—	$347
Cancellation of Volition Warrants	$300	$—
Reduction in transaction costs allocated to equity instruments	$—	$9,609

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Description of Business
Grove Collaborative Holdings, Inc., a public benefit corporation, and its wholly owned subsidiaries (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with an environmental focus and headquartered in San Francisco, California. The Company does not have any operations outside the United States. The Company sells its products through two channels: a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties, and the retail channel into which the Company sells products from Grove-owned brands at wholesale. The Company recently made the strategic decision to wind down sales through the retail channel. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.
Reverse Stock Split

On May 24, 2023, the Company’s board of directors and stockholders approved a five-for-one reverse split (the “Reverse Split”) of the Company’s issued and outstanding Class A Common Stock and Class B Common Stock. Unless otherwise noted herein, the number of shares underlying stock options and other equity instruments was proportionately adjusted for the Reverse Split, including any exercise prices. The Class A Common Stock began trading on a split adjusted basis on the NYSE at the market open on June 6, 2023. No fractional shares were issued in connection with the reverse stock split.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Liquidity
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $648.5 million as of December 31, 2024. The Company’s existing sources of liquidity as of December 31, 2024 include unrestricted cash and cash equivalents of $19.6 million and availability of debt from the Siena Revolver (defined in Note 5, Debt). The Company believes that its current cash, cash equivalents, and interim borrowing capacity under the Siena Revolver, available until its maturity, will be sufficient to fund operations for at least one year from the date the financial statements are issued. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ deficit or equity. The Company’s net loss was equal to its comprehensive loss for all periods presented.
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
Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders is computed using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights and sharing of losses, of the Company’s Class A Common Stock and Class B Common Stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both the Company’s Class A Common Stock and Class B Common Stock on an individual or combined basis.
The Company’s participating securities include the Company’s redeemable convertible preferred stock, as the holders are entitled to receive cumulative dividends in the event that a dividend is paid on common stock. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is declared on common stock. Neither the holders of redeemable convertible preferred stock nor the holders of the Company’s common stock warrants have a contractual obligation to share in losses.
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on outstanding Preferred Stock (Note 9, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 10, Common Stock and Warrants) and Volition Penny Warrants (Note 9, Redeemable Convertible Preferred Stock).
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
Cash, Cash Equivalents and Restricted Cash
Cash consists primarily of demand deposit bank accounts including amounts in transit from banks for customer credit card transactions. The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or that are readily convertible into known amounts of cash, to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents are comprised of money market funds.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Short-term restricted cash represents cash on deposit with financial institutions to collateralize Company credit cards and to collateralize letters of credit that are short-term in nature. Long-term restricted cash represents cash on deposit with financial institutions to collateralize letters of credit related to the Company’s non-cancellable operating leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$19,627	$86,411
Restricted cash, current	3,675	5,650
Restricted cash, long-term	1,002	2,802
Total cash, cash equivalents and restricted cash	$24,304	$94,863
Concentration of Risks
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains the majority of its cash, cash equivalents and restricted cash in accounts with one financial institution within the United States, generally in the form of money market funds or demand deposit accounts. Deposits may exceed federally insured limits. Cash and cash equivalents are held with highly rated institutions.
For the years ended December 31, 2024 and 2023, no individual customers represented more than 10% of total revenue.
The Company depends on a limited number of vendors to supply products sold by the Company. The Company’s top five suppliers combined represented approximately 40% of the Company’s total inventory purchases for the years ended December 31, 2024 and 2023.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives of the Company’s assets are as follows:

Computer equipment	3 - 5 years
Furniture and fixtures	5 years
Machinery and warehouse equipment	7 - 10 years
Leasehold improvements	Shorter of 10 years or lease term
Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the statement of operations in the period realized.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Capitalized Software Development Costs
The Company capitalizes qualifying internally developed software costs that are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Once an application has reached the development stage, management has authorized and committed to the funding of the software project, it is probable the project will be completed and the software will be used to perform the function intended, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. Capitalized software development costs are amortized on a straight-line basis to product development expense over the estimated useful life, which is generally four years.
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
Leases
The Company determines if an arrangement is or contains a lease at inception. An arrangement is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a lease is identified, classification is determined at lease commencement. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. As the implicit rate in the Company’s lease is generally unknown, the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the interest rate that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. Certain leases also include options to renew or terminate the lease at the election of the Company. The Company evaluates these options at lease inception and on an ongoing basis. Renewal and termination options that the Company is reasonably certain to exercise are included when classifying leases and measuring lease liabilities and ROU assets. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. Lease payments for short-term leases with a term of twelve months or less are expensed on a straight-line basis over the lease term, such expense was not material in any of the periods presented. The Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of twelve months or less. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current on the Company’s consolidated balance sheets.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

HGI Additional Shares Liabilities
The Company initially recorded a liability related to the HGI Additional Shares, defined in Note 10, Common Stock and Warrants. The Company accounted for this instrument at fair value within derivative liabilities on its consolidated balance sheets with changes in fair value until settlement being recorded in its consolidated statement of operations. The HGI Additional Shares were settled in August 2023.
Earn-Out Liabilities
The Company has recorded a liability related to the Earn-Out Shares, defined in Note 10, Common Stock and Warrants. The Company accounts for this instrument at fair value within derivative liabilities on its consolidated balance sheets with changes in fair value until settlement being recorded in its consolidated statement of operations.
Warrant Liabilities
The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 10, Common Stock and Warrants) as liabilities within derivative liabilities on its consolidated balance sheets. At the end of each reporting period, changes in fair value during the period are recognized within the consolidated statements of operations. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.
Structural Derivative Liability
The Structural Derivative Liability is a compound embedded derivative related to features within the Structural Facility, defined in Note 5, Debt. The Company accounts for this instrument at fair value within derivative liabilities on its consolidated balance sheets with changes in fair value until settlement being recorded in its consolidated statement of operations. The Structural Derivative Liability was settled in full in November 2024.
Revenue Recognition
The Company primarily generates revenue from the sale of both third-party and Grove Brands products through its DTC platform. Customers purchase products through the website or mobile application through a combination of directly selecting items from the catalog, items that are suggested by the Company’s recommendation engine, and features that appear in marketing on-site, in emails and on the Company’s mobile application. Most customers purchase a combination of products recommended by the Company based on previous purchases and new products discovered through marketing or catalog browsing. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. The products are subsequently packaged and shipped to fill the order. Beginning the fourth quarter of fiscal year 2024, the Company began collecting payments upon shipment. Prior to this change, the Company collected payment upon finalization of each order by the customer.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
At inception of the VIP membership benefit period, the Company allocates the VIP membership fee to each of the two material rights using a relative standalone selling price basis. Generally, standalone selling prices are determined based on the observable price of the good or service when sold separately to non-VIP customers and the estimated number of shipments and free products per benefit period. The Company also considers the likelihood of redemption when determining the standalone selling price for free products. To date, customers buying patterns closely approximate a ratable revenue attribution method over the customers VIP Membership period. Due to these factors, the Company typically recognizes VIP membership revenue ratably over the VIP membership period.
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of December 31, 2024 and 2023, the refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was nominal.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Year Ended December 31,
	2024	2023
Revenue, net:
Grove Brands	$82,942	$119,006
Third-party products	120,483	140,272
Total revenue, net	$203,425	$259,278

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections for products which have not yet shipped, which are included in deferred revenue and are recognized as revenue upon the Company’s delivery to a third-party carrier, (ii) cash collections of VIP membership fees, which are included in deferred revenue and (iii) customer service credits, which are recognized in other current liabilities and as a reduction in revenue when provided to the customer. As of December 31, 2024, the Company does not have liabilities related to cash collections for products which have not yet shipped as payment is now collected upon shipment. Contractual liabilities included in deferred revenue were $6.3 million, $7.2 million and $10.9 million, respectively, as of December 31, 2024, 2023 and 2022. Contractual liabilities included in other current liabilities were immaterial as of December 31, 2024, 2023 and 2022. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the year ended December 31, 2024 that was previously included in deferred revenue and other current liabilities as of December 31, 2023 was $7.2 million and $0.1 million, respectively. Revenue recognized during the year ended December 31, 2023 that was previously included in deferred revenue and other current liabilities as of December 31, 2022 was $10.9 million and $0.2 million, respectively.
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
Product Development Expenses
Product development expenses relates to the ongoing support and maintenance of the Company’s proprietary technology, including the Company’s website and mobile device application, as well as amortization of capitalized internally developed software, and relate to the product and packaging innovation in the Company’s Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Fulfillment Costs
Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment (“Fulfillment Labor”), outbound shipping and handling expenses, packaging materials costs (“Shipping and Handling”) and payment processing and related transaction costs (“Payment Processing”). These costs are included within selling, general and administrative expenses in the consolidated statements of operations; therefore, the Company’s gross profit may not be comparable to other retailers or distributors. The Company’s fulfillment costs consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Shipping and Handling	$27,006	$35,609
Fulfillment Labor	10,630	13,454
Payment Processing and other	7,559	9,714
Total fulfillment costs	$45,195	$58,777
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
Fair Value of Common Stock – The fair value of the shares of common stock underlying our stock options has been determined based on market prices.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Expected Dividend – The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.
For RSUs with service-only vesting conditions, expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of RSU awards is determined using the price of the Company’s common stock on the grant date.
For awards with both market and service vesting conditions, expense is recognized over the derived service period using an accelerated attribution method. The fair value of stock option awards with both market and service conditions is estimated using inputs and assumptions which involve inherent uncertainties and generally require significant judgment, including the Company’s stock price, contractual terms, maturity and risk-free interest rates, as well as volatility.
The fair value of each purchase under the ESPP is estimated at the beginning of the offering period using the Black-Scholes option pricing model and recorded as expense over the service period using the straight-line method.
The Company accounts for forfeitures as they occur.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Disclosure requirements under ASU 2023-07 are required for all public entities, including those with a single reportable segment. The Company adopted ASU 2023-07 beginning January 1, 2024 for annual periods and January 1, 2025 for interim periods. Refer to Note 8, Segments. The adoption of ASU 2023-07 did not impact the Company’s results of consolidated statements of operations, consolidated statements of cash flows, or consolidated balance sheets.
Recently Issued Accounting Standards
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt, HGI Additional Shares, Earn-Out Shares (defined in Note 10, Common Stock and Warrants), Public Warrants and Private Placement Warrants and Structural Derivative Liability. Cash equivalents, Earn-Out Shares, Structural Derivative Liability and Public and Private Placement Warrant are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates prevailing market rate.
On June 12, 2023, the NYSE delisted the Public Warrants from trading due to their low price levels. See Note 10, Common Stock and Warrants for additional details. The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 10, Common Stock and Warrants. As the number of outstanding Public Warrants and Private Placement Warrants did not change as a result of the reverse split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A Common Stock. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions on a pre-reverse split basis:

	Year Ended December 31,
	2024	2023
Fair value of common stock	$0.28	$0.35
Exercise Price	$11.50	$11.50
Expected term (in years)	2.5	3.5
Risk-free interest rate	4.26%	3.93%
Volatility	79.86%	71.77%
Dividend yield	—	—

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
The Structural Derivative Liability was a compound embedded derivative related to features within the Structural Debt Facility, including an increase in interest rate upon an event of default and the contingent issuance of the Structural Subsequent Shares as defined in Note 5, Debt and mandatory and voluntary prepayment features. This liability was classified as Level 3 and was valued using a risk-neutral income approach related to an event of default occurring and expected cash flows in such a scenario and an income and Black-Scholes pricing model for the contingent issuance of the Structural Subsequent Shares utilizing assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the expected volatility assumption using an average of the implied volatility of its common stock and an implied volatility based on its peer companies.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$17,625	$—	$—	$17,625
Total	$17,625	$—	$—	$17,625
Financial Liabilities:
Earn-Out Shares	$—	$—	$1,258	$1,258
Public Warrants	—	—	9	9
Private Placement Warrants	—	—	8	8
Total	$—	$—	$1,275	$1,275

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$83,431	$—	$—	$83,431
Total	$83,431	$—	$—	$83,431
Financial Liabilities:
Earn-Out Shares	$—	$—	$2,973	$2,973
Public Warrants	—	—	31	31
Private Placement Warrants	—	—	37	37
Structural Derivative Liability	—	—	8,470	8,470
Total	$—	$—	$11,511	$11,511
HGI Additional Shares Liability
At the closing of the HGI Subscription Agreement discussed in Note 10, Common Stock and Warrants, the Company recorded a liability related to the potential issuance of additional shares of its Class A Common Stock. Subsequent changes in fair value of the HGI Additional Shares liability until settlement were recognized in the consolidated statements of operations. The HGI Additional Shares Liability was settled in August 2023 (refer to Note 10, Common Stock and Warrants).
Earn-Out Shares
At closing of the Business Combination, certain Earn-Out Shares were accounted for as a liability, Note 10, Common Stock and Warrants. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the consolidated statements of operations.
Private Placement Warrant and Public Warrant Liabilities
As of December 31, 2024, the Company has Private Placement and Public Warrants defined and discussed in Note 10, Common Stock and Warrants. Such warrants are measured at fair value on a recurring basis. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.
Structural Derivative Liability
Upon closing the Structural Debt Facility, the Company recorded a liability related to the features that are required to be bifurcated and accounted for as a compound derivative at fair value. Subsequent changes in fair value of

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

the Structural Derivative Liability until settlement is recognized in the statement of operations. The Structural Derivative Liability was settled in full in November 2024.
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	HGI Additional Shares Liability	Earn-Out Shares	Public Warrants	Private Placement Warrants	Structural Derivative Liability	Total
Balances as of December 31, 2022	$580	$4,122	$670	$805	$7,050	$13,227
Cancellation	—	(347)	—	—	—	$(347)
Changes in fair value	920	(802)	(639)	(768)	1,420	$131
Settlement	(1,500)	—	—	—	—	$(1,500)
Balances as of December 31, 2023	—	2,973	31	37	8,470	11,511
Change in fair value	—	(1,715)	(22)	(29)	(8,122)	(9,888)
Settlement	—	—	—	—	(348)	(348)
Balances as of December 31, 2024	$—	$1,258	$9	$8	$—	$1,275
4.    Other Balance Sheet Information
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Machinery and warehouse equipment	$4,842	$6,753
Internally developed software	12,093	15,772
Computer equipment	2,246	2,531
Leasehold improvements	1,625	2,134
Furniture and fixtures	289	1,049
Total property and equipment	21,095	28,239
Less: accumulated depreciation	(17,418)	(16,614)
Property and equipment, net	$3,677	$11,625
Depreciation expense for the years ended December 31, 2024 and 2023 was $2.8 million and $1.7 million, respectively. The Company capitalized software development costs of $1.0 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively. Amortization of capitalized software development costs was $7.0 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Inventory purchases	$1,657	$3,512
Compensation and benefits	4,149	5,071
Advertising costs	558	457
Fulfillment costs	540	789
Sales taxes	1,106	1,106
Other accrued expenses	3,536	5,085
Total accrued expenses	$11,546	$16,020

5.    Debt
The Company’s outstanding debt, net of debt discounts, consisted of the following (in thousands):

	December 31,
	2024	2023
Structural Debt Facility	$—	$64,162
Siena Revolver	7,500	7,500
Total debt, noncurrent	$7,500	$71,662
Structural Debt Facility
In December 2022, the Company entered into a Loan and Security Agreement (“Structural Debt Facility”) with Structural Capital Investments III, LP, Structural Capital Investments IV, LP and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC (collectively, “Structural Funds”) and Avenue Sustainable Solutions Fund, L.P. (“Avenue”) (collectively “Structural Lenders”) to borrow $72.0 million which was used primarily to settle previously outstanding obligations with a prior lender. The Structural Debt Facility bore an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. Under the agreement, when amounts were prepaid or repaid in full at the maturity date, the Company was contingently obligated to pay additional fees which would allow for Structural Funds and Avenue to reach a Minimum Return, as defined by the agreement.
On July 16, 2024, the Company entered into Amendment No. 2 to the Loan and Security Agreement with Structural Lenders (“Structural Amendment”). The terms of the Structural Amendment provided for certain amendments to the Structural Debt Facility, which were conditioned upon the Company to making a voluntary prepayment upon execution on the outstanding principal balance of the Structural Debt Facility of $42.0 million. The terms of the Structural Amendment also provided for a reduction of the amount of unrestricted cash required to be maintained by the Company. The original maturity date of December 21, 2026 did not change under the Structural Amendment. As the terms of the Structural Debt Facility after the Structural Amendment were not deemed to be substantially different from the original agreement, the Company accounted for the Structural Amendment with debt modification accounting. Issuance costs related to the Structural Amendment were nominal. In November 2024, the Company paid the remaining outstanding balance on the Structural Debt Facility in full, which included a $0.3 million payment to settle the Structural Derivative Liability in full. In connection with the repayment the Company recognized a loss on extinguishment of $5.0 million on the consolidated statement of operations.
On December 21, 2022, in connection with the initial closing of the Structural Debt Facility, the Company issued to Structural Funds, including certain affiliates, and to Avenue a total of 990,000 shares of the Company’s Class A common stock (the “Structural Closing Shares”). The Company recorded a debt discount of $1.1 million related to the issuance of these shares, with a corresponding offset to the Company’s Class A Common Stock and additional paid-in capital. Further, had there been outstanding obligations relating to the Structural Debt Facility on July 21,

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

2025, the Company was to issue to Structural Funds, including certain affiliates, and to Avenue, additional shares of the Company’s Class A Common Stock (the “Structural Subsequent Shares”).
The Company identified several features within the Structural Debt Facility consisting of the contingent obligation to issue the Structural Subsequent Shares, mandatory and voluntary prepayment features and default interest rate (“Structural Derivative Liability”), which were required to be bifurcated and accounted for as a compound embedded derivative at fair value. The fair value of the Structural Derivative Liability was $7.1 million as of the debt issuance date. Changes in fair value are recognized through the consolidated statements of operations.
Closing costs consisted of $3.3 million in costs directly related to the issuance of the Structural Facility to third parties, issuance of certain Structural Closing Shares amounting to $1.1 million and incurrence of the Structural Derivative Liability amount of $7.1 million.

Siena Revolver
In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date. On July 16, 2024, the Company entered into Amendment No. 1 to Loan and Security Agreement with Siena (“Siena Amendment No. 1”). The Siena Amendment modifies certain terms related to how the Company’s available borrowing capacity is determined and when appraisals are required. The Siena Amendment No. 1 did not modify any other terms related to the Siena Revolver, including maturity date or maximum borrowing capacity. On November 21, 2024, the Company entered into Amendment No. 2 to Loan and Security Agreement with Siena (“Siena Amendment No. 2”, and together with Siena Amendment No. 1, collectively, the “Siena Amendments”). The Siena Amendment No. 2 modifies certain terms related to how the Company’s available borrowing capacity is determined, when appraisals are required and conditions that must be satisfied to consummate acquisitions and pay earn-outs. The Siena Amendment No. 2 also modifies the maturity date to eliminate the requirement that the Siena Revolver be coterminous with the Structural Debt Facility. The Siena Amendment No. 2 did not modify any other terms related to the Siena Revolver, including maximum borrowing capacity. The Company accounted for the Siena Amendment No. 1 and Siena Amendment No. 2 (together, the “Siena Amendments”) under debt modification accounting due to the terms being deemed not substantially different. The Company paid an aggregate $0.3 million of issuance costs related to the Siena Amendments which are included within other assets on the Company’s consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate, plus an applicable margin, or (ii) the Term Secured Overnight Financing Rate (“Term SOFR”) then in effect, plus 0.10% and an applicable margin. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) Federal Funds Rate plus 0.50% and (3) 5.00% per annum. The applicable margin for Siena Revolver borrowings is based on the Company’s monthly average principal balance outstanding and ranges from 2.75% to 4.50% per annum in the case of Base Rate Borrowings, as defined by the Siena Revolver, and 3.75% to 5.50% per annum in the case of Term SOFR Borrowings, as defined by the Siena Revolver. The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement. In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. As of December 31, 2024, the Company was in compliance with these debt covenants.
The Siena Revolver matures on March 10, 2026 and is collateralized by the Company’s accounts receivable and inventory balances. As of December 31, 2024, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver with an interest rate of 8.40%. As of December 31, 2024, additional borrowing capacity from the Siena Revolver was $5.2 million.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

A schedule of the Company’s future debt maturities is as follows (in thousands):

Year ended December 31,
2025	$—
2026	7,500
Total principal debt payments	$7,500
6.    Commitments and Contingencies
Merchandise Purchase Commitments
As of December 31, 2024 and 2023, the Company had obligations to purchase $9.1 million and $14.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $2.1 million and $3.4 million as of December 31, 2024 and 2023, respectively, primarily related to the Company’s operating leases. No amounts have been drawn related to these letters of credit. The letters of credit have expiration dates from January 2025 through August 2029.
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

The Santa Clara County District Attorney’s Office, in conjunction with other representatives from other California district and city attorneys’ offices, is currently investigating the Company’s compliance with California’s Automatic Renewal Law, California’s Unfair Competition Law, and False Advertising Law. The Company has met with this task force of multiple California district attorneys (called the California Autorenewal Task Force, or “CART”) and has provided documents and information upon request and discussed proposed remediation. Based on discussions with CART, it is probable that the Company will incur a loss with regard to this matter. However, based on the current information, the Company does not have enough information to make a reasonable estimate of the loss or range of loss at this time. An unfavorable outcome in this matter could result in a material loss in future periods.

The Federal Trade Commission (“FTC”) previously investigated the Company’s billing and automatic renewal practices under Section 5 of the Federal Trade Commission Act, the Restore Online Shoppers Confidence Act, the CAN-SPAM Rule, the Undeclared Merchandise Statute and other matters related to our historical subscription offerings. The Company responded to a Civil Investigative Demand issued by the FTC and certified its compliance with the Civil Investigative Demand in June 2023. The FTC notified the Company in June 2024 that the FTC had closed its investigation without any further action.
7.    Leases
The Company has operating leases primarily for its offices and warehouses, including the lease for its office headquarters in San Francisco, CA (the “HQ Lease”). The HQ Lease originally commenced in February 2019, with an original term of approximately 8 years and an option to renew for an additional 5 years. In March 2024, the Company entered into an amendment to this lease agreement (the “Lease Amendment”) to provide for, among other things, a

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

reduction of the amount of space being leased and of the monthly lease payments owed to the lessor. The Company concluded this was a partial termination of the existing lease agreement. Under the Lease Amendment, lease payments are made monthly and are subject to annual increases of approximately 1.5%.
In connection with the execution of the Lease Amendment, the Company paid an initial $4.8 million which was determined to be consideration for the remaining space being leased and was considered in remeasuring the Company's ROU asset and lease liability upon execution of the amendment. The Lease Amendment also requires the Company to make escalating undiscounted annual base rent payments of up to $0.4 million, payable monthly. The lease term under the Lease Amendment expires in May 2027. The Company previously recognized an impairment loss on the operating lease ROU asset related to this lease of $2.3 million in the year ended of December 31, 2023 due to ceasing use of certain portions of the underlying asset. Due to the remeasurement of the remaining operating lease liability and previously-impaired operating lease ROU asset, the Company recognized a gain of $3.1 million within selling, general and administrative expense within its consolidated statements of operations for the year ended December 31, 2024.
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
The Company’s operating leases, including the leases previously mentioned, have remaining lease terms ranging between 2 and 7 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The components of lease expense included in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023, include operating lease expense of $4.4 million and $6.3 million, respectively, and variable lease expense $1.1 million and $1.2 million, respectively. Variable lease expenses are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses and are classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024 and 2023 was $9.1 million and $6.6 million, respectively, which was included in net cash used in operating activities in the Company’s consolidated statements of cash flows. The Company obtained $6.5 million and $2.4 million of new operating lease right-of-use assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2024 and 2023, respectively.
Maturities of operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Operating Lease
2025	$3,921
2026	4,760
2027	4,637
2028	3,205
2029	1,870
Thereafter	3,759
Total undiscounted lease payments	22,152
Less: Imputed interest	(7,567)
Present value of lease liabilities	14,585
Less: Operating lease liabilities, current	(1,636)
Operating lease liabilities, noncurrent	$12,949

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes additional information related to operating leases for the periods indicated:

	December 31,
	2024	2023
Weighted-average remaining lease term:	5.2 years	3.8 years
Weighted-average discount rate:	16.9%	15.5%

Impairment
The Company recorded $1.3 million of impairment charges related to the Company’s leases during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recorded $2.3 million of impairment charges on its operating lease right-of-use assets related to the Company’s corporate office space located in San Francisco, California with the impairment expense being recorded within selling, general, and administrative on the consolidated statements of operations. The Company applied a discounted cash flow method to estimate fair values of its leasehold improvements and right-of-use assets to estimate the fair value of these assets. These represented level 3 nonrecurring fair value measurements.

8. Segments

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has determined that it operates in one operating segment as it only reports operating results on an aggregate basis to the CODM. Segment revenues are described in Note 2, Significant Accounting Policies. All company assets are located within the United States and all revenues are generated within the United States. All business activities are managed on a consolidated basis.
The CODM uses net loss as reported in the consolidated statements of operations to evaluate the Company’s return on assets in deciding whether and how to invest into the Company’s consolidated operations, such as to expand its product offerings or increase advertising expenditures. The CODM reviews segment assets as presented on its consolidated balance sheets.
The Company does not have intra-entity sales or transfers.
The accounting policies of the segment is identical to those described in Note 2, Significant Accounting Policies.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Presented in the table below is segment information for the year ended December 31, 2024 (with retrospective presentation for comparative period) and a reconciliation of segment information, including significant expenses, to consolidated net loss (in thousands):

	Year Ended December 31,
	2024	2023
Segment Revenue, Significant Expenses and Net Loss:
Total revenue, net	$203,425	$259,278
Cost of goods sold	94,077	121,919
Gross profit	109,348	137,359

Less significant expenses:
Fulfillment costs	45,195	58,777
Advertising	10,265	21,292
Product development and other selling, general and administrative expenses(1)	54,619	71,216

Less other segment items:
Interest income	(3,056)	(3,773)
Other segment items(2)	29,748	33,079
Consolidated net loss	$(27,423)	$(43,232)

(1)Includes all product development and selling, general and administrative expenses, excluding fulfillment costs, stock-based compensation and depreciation and amortization.

(2)Includes stock-based compensation, depreciation and amortization and all non-operating expenses, except interest income.
9.    Redeemable Convertible Preferred Stock
On August 11, 2023 (the “Series A Preferred Stock Closing Date”), the Company entered into a subscription agreement (the “Series A Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) where the Company received gross proceeds of $10.0 million in exchange for 10,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”), the issuance of a warrant to purchase 1,579,778 shares of Grove’s Class A common stock at an exercise price of $6.33 per share (the “Volition Warrant”) and the issuance of a separate warrant to Volition to purchase 20,905 shares of Grove’s Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrant”). The Volition Warrant and the Volition Penny Warrant each had expiration dates dated on the three-year anniversary of the Series A Preferred Stock Closing Date and become exercisable six months following the Series A Preferred Stock Closing Date. The Series A Preferred Stock was redeemable, at the option of the holder, for the original issuance price plus any declared but unpaid dividends following the seventh anniversary of the Series A Preferred Stock Closing Date (“Optional Redemption”).
The Company allocated the proceeds received on the Series A Preferred Stock Closing Date to the Series A Preferred Stock, Volition Warrant and Volition Penny Warrant (together the “Volition Warrants”) on a relative fair value basis. The aggregate fair value of the Volition Warrants was $0.7 million and determined using a Black-Scholes Model with the following inputs:

Fair value of common stock	$2.16
Exercise Price	$0.01 — $6.33
Expected term in years	3.0
Risk free rate	4.56%
Volatility	67.24%
Dividend yield	0%
Gross proceeds and transaction costs were allocated between the Series A Preferred Stock and Volition Warrants as follows:

	Gross Proceeds	Transaction Costs	Net Proceeds
Series A Preferred Stock	$9,336	$(292)	$9,044
Volition Warrants	664	(21)	643
Total	$10,000	$(313)	$9,687
On September 20, 2024, (the “Series A' Preferred Stock Closing Date”), the Company entered into another subscription agreement (the “Series A' Preferred Stock Subscription Agreement”) with Volition where the Company received gross proceeds of $15.0 million in exchange for 15,000 shares of the Company’s Series A' Redeemable Convertible Preferred Stock (the “Series A' Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). In connection with the issuance of the Series A' Preferred Stock, Volition and the Company agreed to cancel the Volition Warrants and modified the redemption terms of the Series A Preferred Stock such that the Series A Preferred Stock is no longer subject to Optional Redemption.
The Company concluded that the issuance of the Series A' Preferred Stock, modification of terms to the Series A Preferred Stock and cancellation of the Volition Warrants should be accounted for as an extinguishment of the Series A Preferred Stock in exchange for new instruments. As such, the Company derecognized the $10.0 million carrying amount of the Series A Preferred Stock and the $0.3 million aggregate fair value of Volition Warrants and recorded both series of the Preferred Stock at their aggregate fair value of $24.8 million. On the Series A' Preferred Stock Closing Date, the Company recorded $0.5 million of transaction costs against the proceeds received for the Series A’ Preferred Stock.
Significant terms of the Series A Preferred Stock and Series A' Preferred Stock are identical except as noted below and are summarized as follows:
Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the board of directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A Common Stock payable in shares of Class A Common Stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends on the Preferred Stock as of December 31, 2024 was $1.1 million.
Liquidation
Upon any liquidation transaction, whether voluntary or involuntary, each holder of outstanding shares of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, whether such assets are capital, surplus or earnings, prior and in preference to any distribution of any of the assets of the Company to the holders of the Class A Common Stock, Class B Common Stock or of any other stock or equity security, an amount in cash, equal to the greater of (i) the Preferred Stock original issuance price held by such holder plus any declared but unpaid dividends to which such holder of outstanding shares of the Preferred Stock is then entitled, if any, or (ii) the amount each holder of a share of the Series A would be entitled on an as-converted into Class A common stock basis, based on the then effective Conversion Price, as defined by the Certificate of Designations of Series A Convertible Preferred Stock, as amended, (without regard to any restrictions or limitations on conversion) immediately prior to such liquidation transaction. If, upon any Liquidation Transaction, the funds legally available for distribution to all holders of the Preferred Stock shall be insufficient to permit the payment to all such holders of the full liquidation preference amount, then the entire funds legally available for distribution shall be distributed ratably among the holders of the Preferred Stock ratably in proportion to the full preferential amounts to which they are entitled to.
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
Conversion
At the option of the holder, each share of Preferred Stock is convertible into fully paid and non-assessable shares of Class A Common Stock equal to the sum of (i) the amount determined by dividing (x) the Preferred Stock original issuance price plus any declared but unpaid dividends to which such share of the Preferred Stock is then entitled by (y) $2.11, for shares of Series A Preferred Stock, or $1.93 for Series A' Preferred Stock (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like) in effect on the date the certificate is surrendered for conversion or notice is provided for non-certificated shares and (ii) the Subsequent Issuance Share Adjustment, as defined by the Certificate of Designations of Series A Convertible Preferred Stock, as amended.
The Company may, in its sole discretion, upon five business days prior written notice, force the conversion of all of the outstanding shares of the Preferred Stock (including any declared but unpaid dividends to which such shares of Preferred Stock are then entitled) at the conversion price upon certain events, as specified in the Certificate of Designations of Series A Convertible Preferred Stock, as amended.
The Company classifies the Preferred Stock as temporary, or mezzanine, equity because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company. The Volition Warrants and Volition Penny Warrants were classified within additional paid-in capital on the Company’s consolidated balance sheets as of December 31, 2023.
10.    Common Stock and Warrants
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

subsidiary of the Company and changed its name to Grove Collaborative, Inc. (together with the Merger and the Domestication, the “Business Combination”).
The Business Combination was accounted for as a reverse recapitalization with Legacy Grove being the accounting acquirer and VGAC II as the acquired company for accounting purposes.
Earn-Out Shares
On the Closing Date, Class B Common Stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued an aggregate 2,799,696 shares of the Company’s Class B Common Stock (“Earn-Out Shares”). Certain shareholders have since surrendered an aggregate 197,284 Earn-Out Shares, which per terms of the Merger Agreement, were cancelled by the Company and not reallocated among the remaining holders. The remaining 2,602,412 Earn-Out Shares can vest within a period of 10 years following the Business Combination (the “Earn-Out Period”) (i) with respect to 1,301,206 of the Earn-Out Shares, upon the closing price of the Company’s Class A Common Stock equaling or exceeding $62.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 1,301,206 of the Earn-Out Shares, upon the closing price of the Company’s Class A Common Stock equaling or exceeding $75.00 per share for any 20 trading days within any 30-trading-day period.
If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the consolidated statements of operations. As of December 31, 2024, the Company did not meet any Earn-Out thresholds.
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
The Private Placement Warrants and Public Warrants for shares of the Company’s Class A Common Stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock, and therefore classified as liabilities and included in derivative liabilities on the Company's consolidated balance sheets as of December 31, 2024 and 2023.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2024, the following warrants were outstanding on an as converted basis:

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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A Common Stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of December 31, 2024.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the full $100 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for Class A Common Stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A Common Stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of December 31, 2024, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of December 31, 2024, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
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
The HGI Subscription Agreement also provided that the Company must issue additional shares (the “HGI Additional Shares”) of the Company’s Class A Common Stock to HGI in the event that the volume weighted average price of the Company’s Class A Common Stock is less than $6.30 during the three trading days commencing on the first trading day after (i) the Company files the Subscribed Shares Registration Statement (the “Registration Date”), (ii) the three-month anniversary of the Registration Date, (iii) the six-month anniversary of the Registration Date, or (iv) the nine-month anniversary of the Registration Date (“Measurement Periods” and each “Measurement Period”) upon HGI’s election to receive such additional shares. Following the effectiveness of the Subscribed Shares Registration Statement, HGI exercised their right to receive all HGI Additional Shares issuable under the HGI Subscription Agreement. In August , 2023, the Company issued to HGI 714,285 shares of the Company’s Class A Common Stock which settled all obligations under the HGI Additional Shares liability.
Concurrent with the HGI Subscription Agreement, the Company also entered into a consulting services agreement (the “Consulting Agreement”) with HCI Grove Management LLC (the “Consultant”). In consideration for the services under the Consulting Agreement, the Company (i) paid the Consultant an upfront fee of $150,000 and (ii) issued the Consultant 905,000 warrants (the “HGI Warrant Shares”) to purchase shares of the Company’s Class A Common Stock (the “HGI Warrants”), at an exercise price per share of $6.30 (the “Exercise Price”). On November 10, 2022, 40% of the HGI Warrant Shares vested and became issuable (the “Vested Warrants”), and the remaining HGI Warrant Shares (the “Unvested Warrants”) were to vest and become exercisable if, prior to December 31, 2024, the Company were to achieve at least $100.0 million in quarterly net revenue on a consolidated basis or if the Company consummates a Change of Control, as defined in HGI Warrants. If, as a result of the Change of Control, the Company’s equity holders own less than 25% of the equity securities of the surviving entity in such Change of Control, the Exercise Price shall be increased by 50%. As the Unvested Warrants did not achieve all of the required vesting criteria within the prescribed timeframe, they can no longer vest.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The Company determined the Vested Warrants and Unvested Warrants qualify as stock based compensation to a nonemployee. The Company recorded $1.2 million in stock based compensation expense on the execution date of the HGI Subscription Agreement related to the Vested Warrants. The Company did not record any expenses related to the Unvested Warrants as the Company determined vesting conditions were not probable of being achieved.
The fair value of Vested Warrants and Unvested Warrants granted to HGI was estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Fair value of common stock	$6.30
Expected term in years	4.5
Volatility	62.50%
Risk-free interest rate	4.00%
Dividend yield	—
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	December 31, 2024		December 31, 2023
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	—	1,340,000	—
Public Warrants	1,460,146	—	1,460,146	—
Backstop Warrants	775,005	—	775,005	—
Volition Penny Warrants	—	—	20,905	—
Shares issuable upon conversion of convertible preferred stock	12,500,097	—	4,739,336	—
Other outstanding common stock warrants	362,000	111,895	2,484,778	113,776
Outstanding stock options	930,956	776,494	1,084,456	809,847
Outstanding restricted stock units	4,656,655	1,000	4,703,850	9,005
Shares available for issuance under 2022 Equity Incentive Plan	5,182,186	—	4,642,495	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	846,157	—	746,212	—
Total shares of common stock reserved	28,053,202	889,389	21,997,183	932,628
11.    Stock-Based Compensation
Equity Incentive Plan
In June 2022, the stockholders of the Company approved the Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan (the “2022 Plan”). The Plan provides for the granting of stock-based awards to eligible participants,

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

specifically officers, other employees, non-employee directors, consultants, independent contractors under terms and provisions established by the board of directors.
The 2022 Plan authorizes the issuance of the Company’s Class A Common Stock of up to 8,107,744 shares. The number of shares available shall increase annually on the first day of each calendar year continuing until (and including) calendar year December 31, 2032, with annual increases equal to lesser of (i) 5% of the number of shares of the Company’s Class A and Class B Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (ii) an amount determined by the board of directors.
Stock option activity under the Company’s equity incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2023	1,894,303	$7.82	4.23	$32
Exercised	(6,762)	1.02
Cancelled/forfeited	(180,091)	12.63
Balance – December 31, 2024	1,707,450	7.34	3.64	12
Vested and expected to vest – December 31, 2024	1,707,450	$7.34	3.64	$12
Options vested and exercisable – December 31, 2024	1,502,787	$5.77	3.31	$12
No stock options were granted during the years ended December 31, 2024 and 2023. The total grant date fair value of stock options that vested during the years ended December 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was nominal. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,434 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of December 31, 2024, the market-based vesting criteria had not been met.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the year ended December 31, 2024:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2023	4,712,855	$4.16
Granted	3,433,985	1.55
Vested	(2,495,751)	3.97
Forfeited	(993,434)	2.80
Balance – December 31, 2024	4,657,655	2.62
CEO Award
In August 2023, the Company’s Board of Directors granted its Chief Executive Officer an aggregate of 850,000 Class A Common Stock RSUs (the “CEO Award”) under the 2022 Plan. A portion of the CEO Award contains market based vesting requirements consisting of four tranches that vest separately upon the Company’s public stock price meeting certain price thresholds. Additionally, the CEO Award also contains a service requirement with 25% of the shares vesting each year from the grant date for four years. The CEO Award has a total aggregate value of $2.0 million. During the years ended December 31, 2024 and 2023, the Company recorded $0.5 million and $0.3 million of stock-based compensation expense related to the CEO Award.
Executive Chair Award

In February 2024, the Company’s Board of directors granted its Executive Chairman of the board of directors 286,000 shares of market-based restricted stock units (the “Executive Chair Award”). The Executive Chair Award consists of the four tranches that vest separately upon the Company’s public stock price meeting certain price thresholds. Additionally, the Executive Chair Award also contains a service requirement with 33% of the shares vesting each year from the grant date for 3 years. During the year ended December 31, 2024 stock-based compensation expense related to the Executive Chair Award was $0.2 million.

Employee Stock Purchase Plan
In May 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders. The ESPP went into effect on November 16, 2022. Subject to certain limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 20% of their eligible compensation to purchase the Company’s Class A Common Stock at a discounted price per share. The Company recognized $0.6 million and $0.8 million of expense related to the ESSP for the years ended December 31, 2024 and 2023, respectively. There were 279,133 shares of Class A Common Stock purchased under the ESPP during the year ended December 31, 2024.

The following assumptions were used in estimating the fair values of shares under the ESPP for the period indicated:

Year Ended December 31, 2024
Fair value of common stock	$1.29 - $1.53
Expected term (in years)	0.50 - 2.00
Volatility	60.00% - 91.00%
Risk-free interest rate	4.31% - 5.40%
Dividend yield	—

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation Expense
For the years ended December 31, 2024 and 2023 the Company recognized a total of $12.0 million and $15.5 million of stock-based compensation expense, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the consolidated statements of operations for each period presented. As of December 31, 2024, the total unrecognized compensation expense related to unvested options and RSUs was $7.4 million, which the Company expects to recognize over an estimated weighted average period of 1.8 years. Equity award modifications during the presented periods were not material.
12.    Provision for Income Taxes
The Company is subject to U.S. federal, state, and local corporate income taxes.
The Company’s effective income tax rate reconciliation is composed of the following for the periods presented:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.1)%	—%
Stock-based compensation	(11.7)%	(9.2)%
Remeasurement of derivative liabilities	7.6%	0.1%
Other	(0.6)%	—%
Change in valuation allowance	(16.3)%	(12.0)%
Provision for income taxes	(0.1)%	(0.1)%
The components of net deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$131,563	$125,850
Deferred revenue	1,546	1,745
Inventory reserve and uniform capitalization	873	2,509
Operating lease liabilities	3,557	4,364
Accruals and other reserves	729	1,332
Stock-based compensation	4,107	5,570
Business interest carryforwards	10,127	7,660
Depreciation and amortization	817	—
Other	223	268
Total deferred tax assets	153,542	149,298
Less: valuation allowance	(150,486)	(145,711)
Total deferred tax assets, net of valuation allowance	3,056	3,587
Deferred tax liabilities:
Operating lease right-of-use assets	(3,056)	(2,344)
Depreciation and amortization	—	(1,243)
Total deferred tax liabilities	(3,056)	(3,587)
Net deferred tax assets	$—	$—

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The following summarizes the activity related to valuation allowances on deferred tax assets:

	December 31,
	2024	2023
Valuation allowance, as of beginning of year	$145,711	$139,033
Valuation allowance established	5,346	5,947
Changes to existing valuation allowances	(571)	731
Valuation allowance, as of end of year	$150,486	$145,711
As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $561.9 million and $245.9 million, respectively. Federal NOL carryforwards $536.9 million have no expiration and can only be used to offset 80% of the Company’s future taxable income. The state NOL carryforwards include $211.7 million with definitive expiration dates and $34.2 million with no expiration. The state NOLs are presented as an apportioned amount.
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
The Company’s valuation allowance was $150.5 million as of December 31, 2024, which represents an increase of $4.8 million from the prior year. The increase in the valuation allowance primarily relates to the following: (i) an increase of $5.3 million relating to current year operating activity, and (ii) an increase of $0.6 million relating to changes to the state blended rate.
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
Uncertain Tax Positions
During the years ended December 31, 2024 and 2023, the Company did not record any uncertain tax positions and the balances of unrecognized tax positions were nominal.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

13.    Net Loss Per Share Attributable to Common Stockholders
The following table presents the calculation of basic and diluted income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net loss, basic and diluted	$(27,423)	$(43,232)
Less: Accretion on Series A preferred stock	—	(957)
Less: Accumulated dividends on redeemable convertible preferred stock	(849)	(233)
Net loss attributable to common stockholders, basic and diluted	$(28,272)	$(44,422)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(1.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,040,375	34,797,582

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2024	2023
Redeemable Convertible Preferred Stock	12,500,097	4,739,336
Common stock options	1,707,450	1,894,303
Restricted stock units	4,657,655	4,712,855
Common stock warrants	473,895	2,598,554
Private and Public Placement Warrants	2,800,146	2,800,146
Earn-Out Shares	2,602,412	2,602,554
ESPP Shares	48,219	67,178
Total	24,789,874	19,414,926
14.    Subsequent Events

On February 10, 2025, the Company completed the acquisition of substantially all of the assets and liabilities of Maddiebrit Products, LLC. The preliminary total gross consideration is $2.2 million of cash funded with the Company’s cash on hand. The Company’s initial accounting for this acquisition is in process.
On February 15, 2025, all of the Company’s outstanding shares of Class B Common Stock were automatically converted into Class A Common Stock. This conversion occurred because, as of December 31, 2024, the aggregate number of outstanding shares of Class B Common Stock (including securities exercisable or convertible into Class B Common Stock) represented less than ten percent of all outstanding shares of Common Stock. This calculation included both Class A Common Stock and Class B Common Stock, as well as securities exercisable for or convertible into common stock. After the conversion, the converted shares and securities carry identical rights, including voting rights, to those of Class A Common Stock or equivalent converted securities.
On March 10, 2025, the Company completed the acquisition of substantially all of the assets and liabilities of Tasty Greens LLC dba 8Greens. The preliminary gross consideration is not material to the Company’s financial statements. The Company’s initial accounting for this acquisition is in process.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and interim chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, our Chief Executive Officer and Interim Chief Financial Officer conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies”.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2024.

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

3.4
Subscription Agreement between Grove Collaborative Holdings and Volition Capital Fund IV, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on August 14, 2023

3.5
Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on September 23, 2024)

3.6
Subscription Agreement by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on September 23, 2024).

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

10.35*	Separation Agreement and General Release of All Claims dated as of December 20, 2024, by and between Grove Collaborative Holdings, Inc. and Christopher Clark

10.36*	Separation Agreement and General Release of All Claims dated as of February 14, 2025, by and between Grove Collaborative Holdings, Inc. and Sergio G. Cervantes Romero

10.37*	Letter of Transition by and between Grove Collaborative Holdings, Inc. and Stuart Landesberg

19.1*	Insider Trading and Confidentiality Policy

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed on March 16, 2023)

23.1*	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP

23.2*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Grove Collaborative Holdings, Inc. Compensation Clawback Policy

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: March 19, 2025	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Jeff Yurcisin
		Name:	Jeff Yurcisin
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Tom Siragusa
		Name:	Tom Siragusa
		Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2025	By:	/s/ Rayhan Arif
Rayhan Arif, Director

Date: March 19, 2025	By:	/s/ Larry Cheng
Larry Cheng, Director

Date: March 19, 2025	By:	/s/ David Glazer
David Glazer, Director

Date: March 19, 2025	By:	/s/ Stuart Landesberg
Stuart Landesberg, Director

Date: March 19, 2025	By:	/s/ Kristine Miller
Kristine Miller, Director

Date: March 19, 2025	By:	/s/ John Replogle
John Replogle, Director

Date: March 19, 2025	By:	/s/ Naytri Shroff Sramek
Naytri Shroff Sramek, Director

Date: March 19, 2025	By:	/s/ Jeff Yurcisin
Jeff Yurcisin, Director