Form 10-Q
period 2025-03-31
Grove Collaborative Holdings, Inc.
filed 2025-05-14
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The registrant had outstanding 40,254,806 shares of Class A common stock as of May 8, 2025.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity for the three months ended March 31, 2025 and 2024	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 3025 and 2024	6
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	71
Signatures		74

Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,605	$19,627
Restricted cash, current	2,900	3,675
Inventory	22,039	19,351
Prepaid expenses and other current assets	3,609	2,288
Total current assets	38,153	44,941
Restricted cash, noncurrent	1,002	1,002
Property and equipment, net	3,885	3,677
Intangible assets, net	2,644	712
Operating lease right-of-use assets	12,025	12,532
Other long-term assets	2,129	2,146
Total assets	$59,838	$65,010
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,392	$6,800
Accrued expenses	8,813	11,546
Deferred revenue	5,820	6,340
Operating lease liabilities, current	1,992	1,636
Other current liabilities	793	742
Total current liabilities	25,810	27,064
Debt, noncurrent	7,500	7,500
Operating lease liabilities, noncurrent	12,274	12,949
Derivative liabilities	1,130	1,274
Total liabilities	46,714	48,787
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 25,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	24,772	24,772

Stockholders’ deficit:
Common stock, $0.0001 par value — 600,000,000 Class A shares authorized as of March 31, 2025 and December 31, 2024; 40,254,806 and 35,871,574 Class A shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; 200,000,000 Class B shares authorized as of March 31, 2025 and December 31, 2024; None and 3,913,149 Class B shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	640,408	639,960
Accumulated deficit	(652,060)	(648,513)
Total stockholders’ deficit	(11,648)	(8,549)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$59,838	$65,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue, net	$43,547	$53,545
Cost of goods sold	20,483	23,805
Gross profit	23,064	29,740

Operating expenses:
Advertising	2,807	2,053
Product development	1,779	3,626
Selling, general and administrative	21,986	24,594
Operating loss	(3,508)	(533)

Non-operating expenses (income):
Interest expense	346	4,129
Changes in fair value of derivative liabilities	(144)	(198)
Other income, net	(172)	(1,083)
Total non-operating expenses (income), net	30	2,848
Loss before provision for income taxes	(3,538)	(3,381)
Provision for income taxes	9	10
Net loss	$(3,547)	$(3,391)
Less: Accumulated dividends on redeemable convertible preferred stock	(375)	(150)
Net loss attributable to common stockholders, basic and diluted	$(3,922)	$(3,541)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,209,966	36,262,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	25	$24,772	39,785	$4	$639,960	$(648,513)	$(8,549)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	470	—	(521)	—	(521)
Stock-based compensation	—	—	—	—	969	—	969
Net loss	—	—	—	—	—	(3,547)	(3,547)
Balances as of March 31, 2025	25	$24,772	40,255	$4	$640,408	$(652,060)	$(11,648)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	$8,122
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	274	—	(381)	—	(381)
Stock-based compensation	—	—	—	—	3,164	—	3,164
Net loss	—	—	—	—	—	(3,391)	(3,391)
Balances as of March 31, 2024	10	$10,000	38,182	$4	$631,991	$(624,481)	$7,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(3,547)	$(3,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease modification	—	(3,139)
Stock-based compensation expense	969	3,113
Depreciation and amortization	378	2,201
Changes in fair value of derivative liabilities	(144)	(198)
Non-cash interest expense	139	961
Inventory write-down	(107)	(505)
Changes in operating assets and liabilities:
Inventory	(536)	(2,170)
Prepaids and other assets	(61)	(14)
Accounts payable	(816)	125
Accrued expenses	(2,733)	(4,082)
Deferred revenue	(520)	(585)
Operating lease right-of-use assets and liabilities	188	(4,872)
Other liabilities	(82)	176
Net cash used in operating activities	(6,872)	(12,380)

Cash Flows from Investing Activities
Cash paid for acquisitions	(2,848)	—
Purchase of property and equipment	(541)	(518)
Net cash used in investing activities	(3,389)	(518)

Cash Flows from Financing Activities
Payment of preferred stock issuance costs	(15)	—
Payments related to stock-based award activities, net	(521)	(381)
Net cash used in financing activities	(536)	(381)

Net decrease in cash, cash equivalents and restricted cash	(10,797)	(13,279)
Cash, cash equivalents and restricted cash at beginning of period	24,304	94,863
Cash, cash equivalents and restricted cash at end of period	$13,507	$81,584

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure
Cash paid for taxes	$25	$10
Cash paid for interest	$222	$3,192

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$24
Debt issuance costs in accounts payable and accrued liabilities	$45	$—
Costs of debt extinguishment in accrued liabilities	$78	$—

Reconciliation of cash, cash equivalents, and restricted cash:
	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$9,605	$77,757
Restricted cash, current	2,900	3,325
Restricted cash, noncurrent	1,002	502
Total cash, cash equivalents and restricted cash	$13,507	$81,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Grove Collaborative Holdings, Inc., a public benefit corporation, and its wholly owned subsidiaries (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with an environmental focus and headquartered in San Francisco, California. The Company does not have any operations outside the United States. The Company sells its products primarily through a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties. The Company has historically sold products through a retail channel in which the Company sold products from Grove-owned brands at wholesale. In third quarter of fiscal year 2024, the Company made the strategic decision to wind down sales through the retail channel. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Liquidity
The Company’s unaudited condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 19, 2025. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $652.1 million as of March 31, 2025. The Company’s existing sources of liquidity as of March 31, 2025 include unrestricted cash and cash equivalents of $9.6 million and availability of debt from the Siena Revolver (defined in Note 6, Debt). The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Following the closing of the Business Combination (Note 8, Common Stock and Warrants), the Company uses this extended transition period to enable it to comply with

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
Significant Accounting Policies
There have been no significant changes in the Company's significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of write-down amounts for the Company’s inventories on hand, useful life of intangible assets, sales returns and allowances, certain assumptions used in the valuation of equity awards and the Company’s Preferred Stock, the estimated fair value of liability classified common stock warrants, certain assumptions related to the Company’s contingent liabilities, and the fair value of Earn-Out liabilities. Actual results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
Net Loss Per Share Attributable to Common Stockholders
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings.
The Company’s participating securities include the Company’s redeemable convertible preferred stock, as the holders are entitled to receive cumulative dividends in the event that a dividend is declared on common stock. There are no contractual obligations for the holders of redeemable convertible preferred stock or the holders of the Company’s common stock warrants to share in losses.
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on outstanding Preferred Stock (Note 9, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 8, Common Stock and Warrants) for the three months ended March 31, 2025 and include the Backstop Warrants and Volition Penny Warrants for the three months ended March 31, 2024 (Note 9, Redeemable Convertible Preferred Stock).
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Restricted Cash
Short-term restricted cash represents cash on deposit with financial institutions to collateralize Company credit cards and to collateralize letters of credit that are short-term in nature. Long-term restricted cash represents cash on deposit with a financial institution to collateralize letters of credit related to the Company’s non-cancellable operating leases.
Concentration of Risks
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains the majority of its cash, cash equivalents and restricted cash in accounts with one financial institution within the United States, generally in the form of money market funds or demand deposit accounts. Deposits exceed federally insured limits. Cash and cash equivalents are held with highly rated institutions.
The Company depends on a limited number of vendors to supply products sold by the Company. For each the three months ended March 31, 2025 and 2024, the Company’s top five suppliers combined represented approximately 40% of the Company’s total inventory purchases.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets, inclusive of its right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. There was no impairment of the Company’s long-lived assets recorded during the three months ended March 31, 2025 and 2024.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of March 31, 2025 and December 31, 2024, the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was nominal.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue, net:
Grove Brands	$17,613	$23,046
Third-party products	25,934	30,499
Total revenue, net	$43,547	$53,545
Contractual Liabilities
The Company has two types of contractual liabilities from transactions with customers: (i) cash collections of VIP membership fees, which are included in deferred revenue and (ii) customer service credits, which are recognized in other current liabilities and as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue were $5.8 million and $6.3 million, respectively, as of March 31, 2025 and December 31, 2024. Contractual liabilities included in other current liabilities were immaterial as of March 31, 2025 and December 31, 2024. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
months from the end of each reporting period. Revenue recognized during the three months ended March 31, 2025 that was previously included in deferred revenue and other current liabilities as of December 31, 2024 was $2.7 million and $0.1 million, respectively. Revenue recognized during the three months ended March 31, 2024 that was previously included in deferred revenue and other current liabilities as of December 31, 2023 was $3.7 million and $0.1 million, respectively.
Fulfillment Costs

Fulfillment costs represent those costs incurred in outbound shipping and handling expenses, packaging materials costs (“Shipping and Handling”), operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, packaging, and preparing customer orders for shipment (“Fulfillment Labor”), and payment processing and related transaction costs (“Payment Processing”). These costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations; therefore, the Company’s gross profit may not be comparable to other retailers or distributors. The Company’s fulfillment costs consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Shipping and Handling	$5,830	$7,259
Fulfillment Labor	$2,419	$2,785
Payment Processing and other	$1,630	$1,958
Total fulfillment costs	$9,879	$12,002

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Disclosure requirements under ASU 2023-07 are required for all public entities, including those with a single reportable segment. The Company adopted ASU 2023-07 beginning January 1, 2024 for annual periods and January 1, 2025 for interim periods. Refer to Note 11, Segments. The adoption of ASU 2023-07 did not impact the Company’s results of consolidated statements of operations, consolidated statements of cash flows, or consolidated balance sheets.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal years starting after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and will adopt ASU 2023-09 in its annual consolidated financial statements for the year ended December 31, 2025.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
3.    Acquisitions
Grab Green acquisition
On February 10, 2025, the Company acquired substantially all the assets and certain liabilities of MaddieBrit Products, LLC (“Grab Green”), a company engaged in providing eco-friendly cleaning products. The transaction has been accounted for as a business combination. Consideration paid by the Company was solely of cash.
The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$2,212
Accounts receivable	785
Inventory	1,279
Customer relationships	441
Trademarks	304
Accounts payable	(597)
Total net assets acquired	2,212
8Greens acquisition
On March 10, 2025, the Company acquired substantially all assets and certain liabilities of Tasty Greens, LLC (“8Greens”), a company engaged in providing healthy, nutrient-rich effervescent tablets and gummies. The transaction has been accounted for as a business combination. Consideration paid by the Company was solely of cash.
The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$636
Accounts receivable	608
Inventory	742
Trademarks	537
Customer relationships	696
Contingent liabilities	(133)
Accounts payable	(1,814)
Total net assets acquired	$636
Acquisition-related transaction costs for the acquisition of Grab Green and 8Greens, consisting primarily of third-party professional fees, were $0.6 million in the aggregate and were expensed as incurred within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
Intangible assets acquired will be amortized over periods ranging between 1 and 5 years. Accounts receivable acquired in each transaction consists of amounts due to Grab Green or 8 Greens from their customers. Accounts payable acquired relates to amounts due to vendors for inventory or operating expenses.
Pro forma financial information related to these acquisitions has not been presented as the effects of the acquisitions described above were not material to the Company’s condensed consolidated financial results. Revenue and net loss attributable to Grab Green and 8Greens have been included in the Company's condensed consolidated statement of operations since the date of each transaction and were not material for the period presented.

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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt, Earn-Out Shares (defined in Note 8, Common Stock and Warrants), Public Warrants and Private Placement Warrants. Cash equivalents, Earn-Out Shares and Public Warrants and Private Placement Warrants are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates the prevailing market rate.
Upon closing a previous debt facility that was extinguished during the year ended December 31, 2024, the Company recorded a liability related to the features of the facility that were required to be bifurcated and accounted for as a compound derivative at fair value (the “Structural Derivative Liability”). Subsequent changes in fair value of the Structural Derivative Liability until settlement were recognized in the condensed consolidated statements of operations. The Structural Derivative Liability was extinguished during the year ended December 31, 2024.
The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 8, Common Stock and Warrants. As the number of outstanding Public Warrants and Private Placement Warrants did not change as a result of the reverse split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A common stock. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions:

	March 31, 2025	December 31, 2024
Fair value of common stock	$1.35	$1.40
Exercise Price	$57.50	$57.50
Risk-free interest rate	3.96%	4.26%
Expected term (in years)	2.29	2.5
Volatility	81.09%	79.86%
Dividend yield	—	—

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$7,712	$—	$—	$7,712
Total	$7,712	$—	$—	$7,712
Financial Liabilities:
Earn-Out Shares	$—	$—	$1,120	$1,120
Public Warrants	—	—	5	5
Private Placement Warrants	—	—	5	5
Total	$—	$—	$1,130	$1,130

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$17,625	$—	$—	$17,625
Total	$17,625	$—	$—	$17,625
Financial Liabilities:
Earn-Out Shares	$—	$—	$1,257	$1,257
Public Warrants	—	—	9	9
Private Placement Warrants	—	—	8	8
Total	$—	$—	$1,274	$1,274
Earn-Out Shares
Certain Earn-Out Shares are accounted for as a liability, refer to Note 8, Common Stock and Warrants. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
Private Placement and Public Warrants Liabilities
As of March 31, 2025, the Company has Private Placement and Public Warrants defined and discussed in Note 8, Common Stock and Warrants. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Earn-Out Shares	Public Warrants	Private Placement Warrants	Total
Balance as of December 31, 2024	$1,257	$9	$8	$1,274
Change in fair value	(137)	(4)	(3)	(144)
Balances as of March 31, 2025	$1,120	$5	$5	$1,130

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
5.    Other Financial Statement Information
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Inventory purchases	$1,871	$1,657
Compensation and benefits	1,409	4,149
Advertising costs	557	558
Fulfillment costs	569	540
Sales taxes	867	1,106
Other accrued expenses	3,540	3,536
Total accrued expenses	$8,813	$11,546

Intangible assets net consisted of the following (in thousands):

	March 31, 2025				December 31, 2024
	Weighted- Average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted- Average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	5	$1,101	$(19)	$1,082		$—	$—	$—
Trademarks	4.4	1,251	(345)	906	2.1	374	(318)	56
Grove.com domain name	N/A	656		656	N/A	656	—	656
Intangible Assets, net		$3,008	$(364)	$2,644		$1,030	$(318)	$712

The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Amount
Remainder of 2025	$342
2026	404
2027	400
2028	393
2029	386
Thereafter	63
Total	$1,988

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
6.    Debt
Siena Revolver

In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s condensed consolidated balance sheet and being amortized through the Siena Revolver’s scheduled maturity date. On July 16, 2024, the Company entered into Amendment No. 1 to Siena Revolver (“Siena Amendment No. 1”). The Siena Amendment modified certain terms related to how the Company’s available borrowing capacity is determined and when appraisals are required. The Siena Amendment No. 1 did not modify any other terms related to the Siena Revolver, including maturity date or maximum borrowing capacity. On November 21, 2024, the Company entered into Amendment No. 2 to Siena Revolver (“Siena Amendment No. 2”, and together with Siena Amendment No. 1, collectively, the “Siena Amendments”). The Siena Amendment No. 2 modified certain terms related to how the Company’s available borrowing capacity is determined, when appraisals are required and conditions that must be satisfied to consummate acquisitions and pay earn-outs. The Siena Amendment No. 2 also eliminated certain contingencies related to the maturity date. The Siena Amendment No. 2 did not modify any other terms related to the Siena Revolver, including maximum borrowing capacity. The Company accounted for the Siena Amendments under debt modification accounting due to the terms being deemed not substantially different. The Company paid $0.3 million of issuance costs related to the Siena Amendments which are included within other assets on the Company’s condensed consolidated balance sheets and being amortized through the Siena Revolver’s scheduled maturity date.
On May 8, 2025, the Company entered into an amendment to the Siena Revolver (the “2025 Siena Amendment”), which among other things, extended the maturity date of the Siena Revolver to April 10, 2028 (See Note 13, Subsequent Events). Due to the 2025 Siena Amendment, the Siena Revolver has been classified as long-term debt on the Company’s consolidated balance sheet as of March 31, 2025. Under the 2025 Amendment, the interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate plus 3.25% or (ii) the term Secured Overnight Financing Rate (“Term SOFR”) then in effect plus 4.25%. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) federal funds rate plus 0.50% and (3) 5.00% per annum.
The Siena Revolver also contains various financial covenants the Company must maintain to avoid an Event of Default, as defined by the agreement. In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. As of March 31, 2025, the Company was in compliance with these debt covenants.
The Siena Revolver is collateralized by the Company’s accounts receivable and inventory balance. As of March 31, 2025, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver with an interest rate of 8.17%. As of March 31, 2025, additional borrowing capacity from the Siena Revolver was $4.3 million. Under the 2025 Siena Amendment, additional borrowing capacity from the Siena Revolver was $1.7 million as of May 14, 2025. The Siena Revolver is the Company’s only debt facility as of March 31, 2025 and December 31, 2024.
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of March 31, 2025 and December 31, 2024, the Company had obligations to purchase $6.7 million and $9.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.8 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively, primarily related to the Company’s operating leases. No amounts have been drawn related to these letters of credit. The letters of credit have expiration dates through 2029.

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
8.     Common Stock and Warrants

On June 16, 2022 (the “Closing Date”), the Company became a publicly traded company as a result of the consummation of a merger (“Business Combination”) between Grove Collaborative, Inc. (“Legacy Grove”) and Virgin Group Acquisition Corp. II, a Cayman-domiciled blank check company (“VGAC II”).

The Business Combination was accounted for as a reverse recapitalization with Legacy Grove being the accounting acquirer and VGAC II as the acquired company for accounting purposes.
In February 2025, all of the Company’s outstanding shares of Class B Common Stock were automatically converted into Class A Common Stock. This conversion occurred because, as of December 31, 2024, the aggregate number of outstanding shares of Class B Common Stock (including securities exercisable or convertible into Class B Common Stock) represented less than ten percent of all outstanding shares of Common Stock. This calculation included both Class A Common Stock and Class B Common Stock, as well as securities exercisable for or convertible into common stock. After the conversion, the converted shares and securities carry identical rights, including voting rights, to those of Class A Common Stock or equivalent converted securities.
Earn-Out Shares
On the Closing Date, certain historical Class B Common Stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued an aggregate 2,799,696 shares of the Company’s historical Class B Common Stock (“Earn-Out Shares”). Certain shareholders have since surrendered an aggregate 197,284 Earn-Out Shares, which per terms of the Merger Agreement, were cancelled by the Company and not reallocated to the remaining holders. The remaining 2,602,412 Earn-Out Shares can vest within a period of ten years following the Business Combination (the “Earn-Out Period”) (i) with respect to 1,301,206 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $62.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 1,301,206 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $75.00 per share for any 20 trading days within any 30-trading-day period.
If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out Shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of March 31, 2025, the Company did not meet any Earn-Out thresholds.
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
As of March 31, 2025, the following warrants were outstanding on an as-converted basis:

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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of March 31, 2025.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over a period of 36 months, subject to certain conditions. The shares of the Company’s common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of the Company’s common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the remaining full commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. The purchase price per share for Class A common stock will be 97.55% of the Volume-Weighted Average Price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement. The Company deferred $0.7 million of transaction costs related to the SEPA and will offset these costs against proceeds of any sales under the SEPA. As of March 31, 2025, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. Issuance costs related to these shares are not material. As of March 31, 2025, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	March 31, 2025	December 31, 2024
	Class A Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	1,340,000	—
Public Warrants	1,460,146	1,460,146	—
Backstop Warrants	775,005	775,005	—
Shares issuable upon conversion of redeemable convertible preferred stock	12,500,097	12,500,097	—
Other outstanding common stock warrants	473,895	362,000	111,895
Outstanding stock options	1,651,999	930,956	776,494
Outstanding restricted stock units	5,762,789	4,656,655	1,000
Shares available for issuance under 2022 Equity Incentive Plan	5,651,716	5,182,186	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	1,244,004	846,157	—
Total shares of common stock reserved	30,859,651	28,053,202	889,389
9.    Redeemable Convertible Preferred Stock
On August 11, 2023 (the “Series A Preferred Stock Closing Date”), the Company entered into a subscription agreement (the “Series A Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) where the Company received gross proceeds of $10.0 million in exchange for 10,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”), the issuance of a warrant to purchase 1,579,778 shares of Grove’s Class A common stock at an exercise price of $6.33 per share (the “Volition Warrant”) and the issuance of a separate warrant to Volition to purchase 20,905 shares of Grove’s Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrant”). The Volition Warrant and the Volition Penny Warrant each had expiration dates dated on the three-year anniversary of the Series A Preferred Stock Closing Date and became exercisable six months following the Series A Preferred Stock Closing Date. The Series A Preferred Stock was redeemable, at the option of the holder, for the original issuance price plus any declared but unpaid dividends following the seventh anniversary of the Series A Preferred Stock Closing Date (“Optional Redemption”).
On September 20, 2024, (the “Series A' Preferred Stock Closing Date”), the Company entered into another subscription agreement (the “Series A' Preferred Stock Subscription Agreement”) with Volition where the Company received gross proceeds of $15.0 million in exchange for 15,000 shares of the Company’s Series A' Redeemable Convertible Preferred Stock (the “Series A' Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). In connection with the issuance of the Series A' Preferred Stock, Volition and the Company agreed to cancel the Volition Warrants, cancel the Volition Penny Warrants and modified the redemption terms of the Series A Preferred Stock such that the Series A Preferred Stock is no longer subject to Optional Redemption.
The Company concluded that the issuance of the Series A' Preferred Stock, modification of terms to the Series A Preferred Stock and cancellation of the Volition Warrant should be accounted for as an extinguishment of the Series A Preferred Stock in exchange for new instruments. As such, the Company derecognized the $10.0 million carrying amount of the Series A Preferred Stock and the $0.3 million aggregate fair value of Volition Warrants and recorded both series of the Preferred Stock at their aggregate fair value of $24.8 million. On the Series A' Preferred

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Stock Closing Date, the Company recorded $0.5 million of transaction costs against the proceeds received for the Series A' Preferred Stock.

Significant terms of the Series A Preferred Stock and Series A' Preferred Stock are identical except as noted below and are summarized as follows:

Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the board of directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A Common Stock payable in shares of Class A Common Stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends on the Preferred Stock as of March 31, 2025 was $1.5 million.

Liquidation

Upon any liquidation transaction, whether voluntary or involuntary, each holder of outstanding shares of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, whether such assets are capital, surplus or earnings, prior and in preference to any distribution of any of the assets of the Company to the holders of the Class A Common Stock or of any other stock or equity security, an amount in cash, equal to the greater of (i) the Preferred Stock original issuance price held by such holder plus any declared but unpaid dividends to which such holder of outstanding shares of the Preferred Stock is then entitled, if any, or (ii) the amount each holder of a share of the Preferred Stock would be entitled on an as-converted into Class A common stock basis, based on the then effective Conversion Price, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (without regard to any restrictions or limitations on conversion) immediately prior to such liquidation transaction. If, upon any Liquidation Transaction, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, the funds legally available for distribution to all holders of the Preferred Stock shall be insufficient to permit the payment to all such holders of the full liquidation preference amount, then the entire funds legally available for distribution shall be distributed ratably among the holders of the Preferred Stock ratably in proportion to the full preferential amounts to which they are entitled to.

Voting

Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of Class A Common Stock into which such shares of the Preferred Stock are then convertible based on the Conversion Price as of the record date for determining stockholders entitled to vote on such matter and shall have voting rights and powers equal to the voting rights and powers of the Class A Common Stock (except as otherwise expressly provided herein or as required by law, voting together with the Class A Common Stock as a single class) and shall be entitled to notice of any such stockholders' meeting in accordance with the Bylaws of the Company. For so long as an original purchaser of the Preferred Stock beneficially holds 20% or more of the shares of Class A Common Stock (calculated on as converted basis based on the Conversion Price (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like)) such purchaser acquired pursuant to the Preferred Stock Subscription Agreement, such purchaser shall have the right to designate up to one director for election to the Board of Directors as a Class I Director.

Conversion

At the option of the holder, each share of Preferred Stock is convertible into fully paid and non-assessable shares of Class A Common Stock equal to the sum of (i) the amount determined by dividing (x) the Preferred Stock original issuance price plus any declared but unpaid dividends to which such share of the Preferred Stock is then entitled by (y) $2.11, for shares of Series A Preferred Stock, or $1.9328 for Series A' Preferred Stock (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like) in effect on the date the certificate is surrendered for conversion or notice is provided for non-certificated shares and (ii) the Subsequent Issuance Share Adjustment, as defined by the Amended Certificate of Designations of Series A Convertible Preferred Stock.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Company may, in its sole discretion, upon five business days prior written notice, force the conversion of all of the outstanding shares of the Preferred Stock (including any declared but unpaid dividends to which such shares of Preferred Stock are then entitled) at the conversion price upon certain events, as specified in the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock.

The Company classifies the Preferred Stock as temporary, or mezzanine, equity because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company.
10.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2024	1,707,450	$7.34	3.64	$12
Exercised	—	$—
Cancelled/forfeited	(55,451)	$6.34
Balance – March 31, 2025	1,651,999	$7.38	3.47	$10
Options vested and exercisable – March 31, 2025	1,448,272	$5.76	3.14	$10
The total grant date fair value of options that vested during the three months ended March 31, 2025 and 2024 was nominal. No options were exercised during the three months ended March 31, 2025 and 2024. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,434 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of March 31, 2025, the market-based vesting criteria had not been met and there is no unrecognized compensation expense related to these market-based stock options.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the three months ended March 31, 2025:

	Number of Shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2024	4,657,655	$2.62
Granted	2,440,808	$1.61
Vested	(780,026)	$3.44
Forfeited	(555,648)	$3.85
Balance – March 31, 2025	5,762,789	$1.96

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

The CEO Award has a total aggregate value of $2.0 million. During each of the three month periods ended March 31, 2025 and 2024, the Company recorded $0.1 million of stock-based compensation expense related to the CEO Award.

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
Stock-Based Compensation Expense
The Company recognized a total of $1.0 million and $3.1 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for each period presented. As of March 31, 2025, the total unrecognized compensation expense related to unvested options and RSUs was $8.0 million, which the Company expects to recognize over an estimated weighted average period of 2.4 years.

11.    Segments
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The Company does not have intra-entity sales or transfers.
The table below is segment information for the periods presented and a reconciliation of segment information, including significant expenses, to consolidated net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Segment Revenue, Significant Expenses and Net Loss:
Total revenue, net	$43,547	$53,545
Cost of goods sold	20,483	23,805
Gross profit	23,064	29,740

Less significant expenses:
Fulfillment costs	9,879	12,002
Advertising	2,807	2,053
Product development and other selling, general and administrative expenses(1)	12,539	10,904

Less other segment items:
Interest income	(172)	(1,086)
Other segment items(2)	1,558	9,258
Consolidated net loss	$(3,547)	$(3,391)

(1)Includes all product development and selling, general and administrative expenses, excluding fulfillment costs, stock-based compensation and depreciation and amortization.

(2)Includes stock-based compensation, depreciation and amortization and all non-operating expenses, except interest income.
12.    Net Loss Per Share Attributable to Common Stockholders

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2025	2024
Redeemable convertible preferred stock	12,500,097	4,739,336
Restricted stock units	5,762,789	5,264,057
Public Warrants and Private Placement Warrants	2,800,146	2,800,146
Earn-Out Shares	2,602,412	2,602,412
Options	1,651,999	1,812,762
Common Stock Warrants	473,895	2,598,554
ESPP Shares	127,455	199,224
Total	25,918,793	20,016,491

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
13.    Subsequent Events
On May 8, 2025, the Company entered into the 2025 Siena Amendment. The 2025 Siena Amendment extends the maturity date of the Siena Revolver to April 10, 2028. The 2025 Siena Amendment also revised certain terms of the facility, including modifying the minimum loan balance requirement and terms related to the calculation of interest. In addition, the 2025 Siena Amendment modified certain financial covenants related to minimum liquidity and modified certain trigger event provisions. Due to the 2025 Siena Amendment, the Siena Revolver has been classified as long-term debt on the Company’s consolidated balance sheet as of March 31, 2025. The Company is currently evaluating the remaining impact of the 2025 Siena Amendment on its consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Examples of forward looking statements in this Form 10-Q include statements relating to future results of operations, the impact of our exiting brick and mortar retail, the timing of the completion of our exit from brick and mortar retail, future advantages in transitioning the operation of our ecommerce platform to third parties and the sufficiency of our available resources to enable us to meet our obligations for at least one year.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Part I - Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Grove Collaborative Holdings, Inc. (“Grove,” “we,” “us,” and “our”) should be read with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties. Grove’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in our Annual Report on Form 10-K for the year ended December 31, 2024 or in other parts of this Quarterly Report on Form 10-Q. Grove’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2024 refer to the year ended December 31, 2024.
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

We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We refer to this part of our business as “DTC.” In the fourth quarter of 2024, we made the decision to exit the business of selling Grove Co. products in brick and mortar retail channels. We expect our exit from brick and mortar retail to improve our profitability while having an insignificant impact on our revenue, and to be completed in 2025.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $652.1 million as of March 31, 2025.
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

Ability to successfully transition our eCommerce platform

In March 2025, we began migrating our ecommerce platform from our legacy internally-developed solution to third party service providers that offer ecommerce solutions. If our platform is successfully transitioned, we expect this migration to provide us with significant advantages, such as enhanced scalability, access to advanced ecommerce functionalities, and improved security measures. We believe the migration provides a more streamlined user experience for our customers. To date, we have experienced and expect to continue experiencing disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing, which has adversely affected our operating results and financial condition.
This transition exposes us to vendor-specific risks, such as service disruptions, changes in pricing and inventory management, potential reduced flexibility in our ecommerce experience or alterations in the platform's features and execution and fulfillment risks as we migrate our customer experience to the new platform. Our ability to realize the expected benefits of this transition is substantially dependent upon our ability to address these issues.
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
The following table presents our key operating metrics for the periods presented:

	Three Months Ended March 31,
(in thousands, except DTC Net Revenue Per Order)	2025	2024
Financial and Operating Data
DTC Total Orders	622	773
DTC Active Customers	678	807
DTC Net Revenue Per Order	$66.49	$66.27
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded and excludes reshipments of customer orders for any reason including damaged and missing products. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing the engagement and retention of existing customers. In the three months ended March 31, 2025, reduced DTC Total Orders is largely the result of lower advertising spend across 2024 and prior years and temporary disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three months ended March 31, 2025, reduced DTC Active Customers is largely the result of lower advertising spend across 2024 and prior years, which in turn led to fewer new customer acquisitions in those years.

DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order increased in the three months ended March 31, 2025 compared to the prior year comparative periods as a result of shifts in order mix to include higher priced items, partially offset by the elimination of certain customer fees in 2024.
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
We calculate Adjusted EBITDA as net loss, adjusted to exclude: stock-based compensation expense; depreciation and amortization; changes in fair values of derivative liabilities; interest income; interest expense; restructuring and severance related costs; transaction related costs related to certain strategic merger & acquisition projects; provision for income taxes and certain litigation and legal settlement expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.
The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Three Months Ended March 31,
	2025	2024

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands, except percentages)
Net loss	$(3,547)	$(3,391)
Stock-based compensation	969	3,113
Depreciation and amortization	378	2,201
Changes in fair value of derivative liabilities	(144)	(198)
Interest income	(172)	(1,086)
Interest expense	346	4,129
Restructuring and severance related costs(1)	—	(2,885)
Transaction related costs (2)	563	—
Provision for income taxes	9	10
Total Adjusted EBITDA	$(1,598)	$1,893
Net loss margin	(8.1)%	(6.3)%
Adjusted EBITDA margin (loss)	(3.7)%	3.5%

(1)Restructuring expenses for the three months ended March 31, 2024 consisted of a $3.1 million gain from the modification of our lease at our San Francisco headquarters offset by $0.3 million in severance-related charges.

(2) Transaction related costs are costs and expenses primarily associated with the acquisition of Grab Green and the acquisition of 8Greens. These costs include costs of integrating the businesses and costs for third-party legal, accounting, consulting and other similar type professional services. These costs are considered incremental to our normal operating charges and were incurred solely as a result of the transactions.

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
Gross Profit and Gross Margin
Gross profit represents revenue less the cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. We generally record higher gross margins associated with sales of Grove Brands products compared to sales of third-party products. To help motivate first-time customers to purchase on our DTC platform, we generally offer higher discounts, and as a result, our overall margins can be adversely affected in periods of rapid new customer acquisition. Our gross margin also fluctuates from period to period based on promotional activity, product and channel mix, the timing of promotions and launches, and inbound transportation rates, among other factors. Our gross profit and gross margin may not be comparable with that of other retailers because we include certain fulfillment related costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of goods sold.
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
Product Development
Product development expenses are related to the ongoing support and maintenance of our proprietary technology, including our DTC platform and the product and packaging innovation in our Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined for the first quarter of 2025 compared to the first quarter of 2024 as a result of decreases in fulfillment costs largely driven by lower sales and our cost management initiatives.

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

Non-operating expenses, net
Interest expense consists primarily of interest expense associated with our debt financing arrangement. In previous periods, we have recorded higher interest expense due to higher outstanding debt balances and higher prime rates. To the extent there are changes in prevailing interest rates in future periods, we anticipate cash payments for interest and interest expense to fluctuate as interest rates change.
Change in fair values of derivative liabilities consists primarily of changes in fair values of Earn-Out Shares, Public Warrants and Private Placement Warrant and the derivative liability related to our term debt we extinguished in 2024 (the “Structural Derivative Liability”). Changes in the fair value of our derivative liabilities may fluctuate significantly in future periods primarily due to fluctuations in the fair value of our common stock.

Other income, net consists primarily of interest income.
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

Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended March 31,
	2025	2024
Revenue, net	$43,547	$53,545
Cost of goods sold	20,483	23,805
Gross profit	23,064	29,740

Operating expenses:
Advertising	2,807	2,053
Product development	1,779	3,626
Selling, general and administrative	21,986	24,594
Operating loss	(3,508)	(533)

Non-operating expenses (income):
Interest expense	346	4,129
Changes in fair value of derivative liabilities	(144)	(198)
Other income, net	(172)	(1,083)
Total non-operating expenses (income), net	30	2,848
Loss before provision for income taxes	(3,538)	(3,381)
Provision for income taxes	9	10
Net loss	$(3,547)	$(3,391)
The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue, net	100%	100%
Cost of goods sold	47	44
Gross profit	53	56

Operating expenses:
Advertising	6	4
Product development	4	7
Selling, general and administrative	50	46
Operating loss	(8)	(1)

Non-operating expenses (income):
Interest expense	1	8
Changes in fair value of derivative liabilities	—	—
Other income, net	—	(2)
Total non-operating expenses (income), net	—	5
Loss before provision for income taxes	(8)	(6)
Provision for income taxes	—	—
Net loss	(8)%	(6)%

Comparisons of the three months ended March 31, 2025 and March 31, 2024
Revenue, Net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Revenue, net:
Grove Brand	$17,613	$23,046	$(5,433)	(24)%
Third-party product	25,934	30,499	(4,565)	(15)
Total revenue, net	$43,547	$53,545	$(9,998)	(19)%

Revenue decreased by $10.0 million, or 19%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This decline was primarily driven by a decrease in DTC Total Orders from lower advertising expenses in previous periods and temporary disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers. The decrease was partially offset by increases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Cost of goods sold	$20,483	$23,805	$(3,322)	(14)%
Gross profit	23,064	29,740	(6,676)	(22)%
Gross margin	53%	56%

Cost of goods sold decreased by $3.3 million, or 14%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to a decrease in DTC Total Orders, partially offset by higher cost of goods per order.
Gross margin in the three months ended March 31, 2025 decreased by 258 basis points compared to the three months ended March 31, 2024, due to an increase in product costs as a percentage of revenue, the lower release of previously reserved inventory and the elimination of certain per order fees charged to our customers.

Operating Expenses
Advertising Expenses

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Advertising	$2,807	$2,053	$754	37%
Advertising expenses increased by $0.8 million, or 37%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 driven by increases in online advertising expenses.
Product Development Expenses

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Product development	$1,779	$3,626	$(1,847)	(51)%
Product development expenses decreased by $1.8 million, or 51%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to decreases in severance-related expenses and reduction in amortization expenses related to certain internally developed software which was fully amortized at the end of fiscal year 2024.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Selling, general and administrative	$21,986	$24,594	$(2,608)	(11)%
Selling, general and administrative expenses decreased by $2.6 million, or 11%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Fulfillment costs decreased by $2.1 million, including a $1.4 million decrease in shipping and handling expenses and $0.4 million decrease in fulfillment labor both due to a lower volume of orders. Additionally, stock-based compensation decreased by $2.0 million and corporate salaries decreased by $0.4 million both driven by reductions in headcount and depreciation expense decreased by $1.0 million primarily due to accelerated depreciation associated with the closure of our Missouri facility in the prior period that did not recur in the current period. These decreases were offset by the absence of a $3.1 million gain recorded in the prior period related to a partial lease termination of our San Francisco office that occurred in March 2024.

Interest expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Interest expense	$346	$4,129	$(3,783)	(92)%
Interest expense decreased by $3.8 million, or 92% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to the extinguishment of our term debt facility in 2024.

Non-operating income, net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(in thousands, except percentages)
Changes in fair value of derivative liabilities	$(144)	$(198)	$54	**
Other income, net	(172)	(1,083)	911	(84)%
**Change not meaningful
The change in the fair value of derivative liabilities for the three months ended March 31, 2025, was driven by the changes in our stock price from December 31, 2024 through March 31, 2025. The change in the fair value of derivative liabilities for three months ended March 31, 2024, was driven by the changes in our stock price from December 31, 2023 through March 31, 2024 and by changes in the fair value of the Structural Derivative Liability related to our term loan we extinguished in 2024.
Other income decreased by $0.9 million, or 84% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to lower on-hand cash as a result of the extinguishment of our term loan in 2024.

Liquidity, Capital Resources and Requirements
As of March 31, 2025, we had $9.6 million in unrestricted cash and cash equivalents (which excludes restricted cash of $3.9 million). We incurred negative cash flows from operating activities of $6.9 million for the three months ended March 31, 2025. We have incurred significant losses since inception and have an accumulated deficit of approximately $652.1 million. To date, we have funded our operations principally through redeemable convertible preferred stock and common stock financings, the incurrence of debt and the closing of the Business Combination. We have total outstanding indebtedness of $7.5 million as of March 31, 2025.
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
On September 20, 2024, (the “Series A' Preferred Stock Closing Date”), we entered into another subscription agreement with Volition where we received gross proceeds of $15.0 million in exchange for 15,000 shares of our Series A' Redeemable Convertible Preferred Stock (the “Series A' Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). In connection with the issuance of the Series A' Preferred Stock, we agreed with Volition to cancel the Volition Warrants, cancel the Volition Penny Warrants and modified the redemption terms of the Series A Preferred Stock modified the redemption terms of the Series A Preferred Stock such that the Series A Preferred Stock is no longer subject to Optional Redemption. The holders of the Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum of the original issuance price of each share. Such accruing dividends are payable only when, as and if declared by our Board of Directors.
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $4.3 million as of March 31, 2025. On May 8, 2025, the Company entered into an amendment to the Siena Revolver (the “2025 Siena Amendment) which, among other things, extended the maturity date of the Siena Revolver to April 10, 2028.
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the SEPA. Unless our average stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of March 31, 2025, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of April 30, 2025, under the terms of the SEPA we would be able to raise additional gross proceeds of approximately $6.9 million.
Management believes that currently available resources will provide sufficient funds to enable us to meet our obligations for at least one year following the date these condensed consolidated financial statements are available to be issued. Cash from operations could be affected by our customers and other risks detailed in the section titled “Risk Factors.” In the event we raise additional capital to execute strategic initiatives and fund our operations, our ability to raise additional capital may be adversely impacted by the trading price of our common stock. We may seek access to additional funds by utilizing the SEPA. Additionally, we may seek additional funds through new public or private equity offerings or new debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that any such new debt or new equity financing arrangements will be available on terms acceptable to the Company, or at all.
To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. In addition, our Class A Common Stock trading price may not exceed the respective exercise prices of our Public Warrants, Private Placement Warrants and/or our other outstanding warrants before the respective warrants expire, and therefore we may not receive any proceeds from the exercise of warrants to fund our operations. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facility, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of March 31, 2025, we had $6.7 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 7 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023 included in Form 10-K filed with the SEC on March 19, 2025.
Loan Facility
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver, as modified by the 2025 Siena Amendment, is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. As of May 14, 2025, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $1.7 million as of May 14, 2025.
The interest rates applicable to borrowings under the 2025 Siena Amendment are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate plate 3.25% or (ii) the term Secured Overnight Financing Rate (“Term SOFR”) then in effect plus 4.25%. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) federal funds rate plus 0.50% and (3) 5.00% per annum. The Siena Revolver also contains various financial covenants we must maintain to avoid an Event of Default, as defined by the agreement. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. Under the 2025 Siena Amendment, the Siena Revolver matures on April 10, 2028. As of March 31, 2025, we were in compliance with all covenants related to the Siena Revolver.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change

	(in thousands)
Net cash used in operating activities	$(6,872)	$(12,380)	(44.5)%
Net cash used in investing activities	(3,389)	(518)	554.2%
Net cash used in financing activities	(536)	(381)	40.7%
Net decrease in cash, cash equivalents and restricted cash	$(10,797)	$(13,279)
Operating Activities
Net cash used in operating activities of $6.9 million for the three months ended March 31, 2025 was primarily attributable to our net loss of $3.5 million, non-cash adjustments of $1.2 million, and net increase in our operating assets and liabilities of $4.6 million. Non-cash adjustments consisted primarily of a $1.0 million stock-based compensation expense, $0.4 million in depreciation and amortization and $0.1 million in non-cash interest expense, partially offset by $0.1 million of inventory write-downs and a $0.1 million of change in fair value of derivative liabilities. The change in operating assets and liabilities primarily resulted from a $3.5 million decrease in accrued expenses and accounts payable, a $0.5 million increase in inventory and a $0.5 million decrease in deferred revenue.
Net cash used in operating activities of $12.4 million for the three months ended March 31, 2024 was primarily attributable to our net loss of $3.4 million, non-cash adjustments of $2.4 million, and net increase in our operating assets and liabilities of $11.4 million. Non-cash adjustments consisted primarily of a $3.1 million stock-based compensation expense, $2.2 million in depreciation and amortization activity, and $1.0 million non-cash interest expense, partially offset by a $3.1 million in gain on lease modification and $0.5 million of inventory write-downs. The change in operating assets and liabilities primarily resulted from a $2.2 million increase in inventory and a $4.0 million net decrease in accounts payable and accrued expenses, a $0.6 million decrease in deferred revenue and a $4.9 million net decrease in operating lease right-of-use assets and liabilities.
Investing Activities
Net cash used in investing activities of $3.4 million for the three months ended March 31, 2025 was primarily due to $2.8 million of cash paid for strategic acquisitions and $0.5 million for the purchase of property and equipment.
Net cash used in investing activities of $0.5 million for the three months ended March 31, 2024 was primarily due to the capitalization of internally developed software costs.
Financing Activities
Net cash used in financing activities of $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, primarily consists of payments related to stock-based award activities during each period.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of March 31, 2025.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies since December 31, 2024. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
See Note 7, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Summary of Risk Factors
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. The below summary is qualified in its entirety by the more complete discussions of risks and uncertainties that follows. You should carefully consider the risks and uncertainties described in Part 1, Item 1A, “Risk Factors” in this Form 10-Q as part of your evaluation of an investment in our securities.

Risks Related to Our Business

•We rely on consumer discretionary spending, which may be adversely affected by macroeconomic conditions.
•Advertising inaccuracies or product mislabeling may have an adverse effect on our business.
•If we are unable to achieve profitable growth in the future, our business could be adversely affected.
•Disruptions as a result of our outsourcing our e-commerce platform to third-party service providers could adversely affect our business, financial condition and results of operations.
•Our quarterly operating results fluctuate, which could cause our stock price to decline.
•We expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We may require additional financing, and a failure to obtain this necessary capital when needed could adversely impact us.
•We may not be able to compete successfully.
•We must find sustainable solutions that support our brand and long-term growth.
•If we fail to cost-effectively acquire new customers or retain our existing customers, our business could be adversely affected.
•Our reduction in advertising and marketing spending to achieve profitability may adversely affect us.
•Our brand and reputation may be diminished due to real or perceived quality, safety, efficacy or environmental impact issues with our products.
•Failure to introduce new products that meet the expectations of our customers may adversely affect us.
•Unfavorable changes in or failure by us to comply with government regulation of the Internet and ecommerce could have an adverse effect on our business.
•We may become subject to product liability claims, which could materially harm our business and liquidity.
•We are subject to a number of laws and regulations, which could impact our business.
•We may pursue acquisitions to expand our business, and if any of those acquisitions are unsuccessful, our business may be harmed.
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
•Changes in existing laws or regulations or related official guidance, or the adoption of new laws or regulations or guidance, including the implementation of tariffs, may increase our costs and otherwise adversely affect our business, financial condition, results of operations and prospects.
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

Consumer class actions, actions from industry groups such as the National Advertising Division of the Better Business Bureau, and public enforcement actions have been brought against numerous companies that market “natural,” “sustainable,” or other ecologically conscious products or ingredients, asserting false, misleading and deceptive advertising and labeling claims. These suits often identify ingredients or components of a product for which certain marketing claims may not be fully accurate and claim that their presence in the product renders the statements false and deceptive. For example, some actions concerning “natural” claims have focused on the presence of genetically modified and/or synthetic ingredients or components in products, including synthetic forms of otherwise natural ingredients.

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

From our launch in 2012 through 2021, we experienced rapid growth in our revenues and expansion of our business operations. Beginning in 2022, we have experienced sequential declines in revenues. In response to these business declines and in an effort to stabilize our business, we have undertaken a series of measures to cut our operating expenses and achieve Adjusted EBITDA profitability. These changes in our business model have placed significant demands on our management, financial, operational, technological and other resources. Our ability to achieve profitable growth in the future depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; continue to innovate and introduce new products; maintain and improve our technology platform supporting our e-commerce business; expand our supplier and fulfillment capacities; drive operational efficiency; and maintain quality control over our product offerings. These challenges have been compounded by recent trends in the macroeconomic environment, with tariffs, increased inflationary pressure on consumer spending, increased interest rates and reduced access to capital constraining liquidity, all of which may cause us to reduce spending in areas that historically drive growth and which could materially adversely affect our business.

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

We have recently experienced business disruptions as a result of outsourcing our e-commerce platform to third-party service providers, and our business, financial condition and results of operations could be harmed should such disruptions continue.

Historically, we have relied on a homegrown ecommerce platform that required ongoing investment to stay current with industry trends and consumer expectations. To, among other anticipated benefits, streamline operations, provide customers with a better shopping experience, free up resources that had been used to maintain standard ecommerce functionality, support brand growth by improving onsite conversion and unlock continuous innovation, we have begun migrating our legacy platform to third-party technology service providers. In effecting the transition, we have experienced and expect to continue experiencing disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing, among others. These disruptions have impacted our results of operations. If we continue to experience delays, disruptions or interferences with respect to significant aspects of the new platform and related services, our business and results of operations may be materially and adversely affected.

We depend on the outsourced e-commerce platform to operate our business. We exercise little control over the service providers that operate the platform, which increases our vulnerability to problems with the services. We could experience additional expense in dealing with the transition and in ongoing platform operations. The failure of our third-party commerce platform providers to meet our capacity or other requirements could result in interruption in the availability or functionality of our website and mobile applications, which could adversely affect our business and results of operations.

Additionally, we could experience disruptions or interference with the use of the third-party e-commerce platform related services. If our customers are unable to purchase products within a reasonable amount of time or at all, then our business, financial condition and results of operations could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. Any of the above circumstances or events may possibly cause customers to stop purchasing our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base and otherwise harm our business, financial condition and results of operations.

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

We have incurred significant losses since our inception. For the years ended December 31, 2024 and 2023 we incurred net losses of $27.4 million and $43.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $652.1 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we enhance our online direct-to-consumer website and mobile application, continue research and development efforts to grow the product assortment offered by our Grove-owned brands, acquire or create additional Grove-owned brands and increase our marketing expenditure and efforts. Historically, Grove has devoted most of its financial and other resources on sales and marketing; continued expansion of product selection; research and development related to our products; and general administration expenses, including legal, accounting and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website and mobile application, in a manner that will be sufficient to offset these expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. The shares of our common stock that may be issued under the Equity Purchase Agreement may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Equity Purchase Agreement will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Equity Purchase Agreement, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Equity Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Equity Purchase Agreement. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of April 30, 2025, under the terms of the Equity Purchase Agreement we would be able to raise gross proceeds of approximately $6.9 million. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Equity Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Equity Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Equity Purchase Agreement. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

The markets in which we compete are evolving rapidly and are intensely competitive, and we face a broad array of competitors from many different industry sectors.

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

We are committed to making meaningful gains throughout our business practices as it relates to sustainability. In the current landscape of diminishing resources amidst dramatically increasing demand for these resources, it is critical we adopt more sustainable business practices through product innovation and sustainable sourcing. To succeed, we are dependent on the efforts of partners and various certification bodies. Our failure to continuously adopt leading sustainable business practices could limit business growth and profit potential and damage our corporate reputation.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, the employment of our Chief Financial Officer and Chief Technology Officer recently terminated and our board of directors recently appointed an interim Chief Financial Officer. Such changes in our executive management team may be disruptive to our business. We do not have employment agreements with any of our executive officers or key management personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution, infrastructure and logistics to third-party providers some of which are located internationally, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

All of the products we offer are supplied or manufactured by a limited number of third-party suppliers and manufacturers, and as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the costs of our products, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used to manufacture the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Furthermore, our reliance on suppliers and manufacturers outside of the United States, many of which are located in China, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes and any failure to comply could adversely affect our business. It also subjects our business to new tariffs that have been adopted, which could cause disruption in our business, increased costs and reduced demand as a result of increased prices.

In addition, products and merchandise we receive from manufacturers and suppliers may not be of sufficient quality or free from damage, or such products may be damaged during shipping, while stored in our warehouse fulfillment centers or with third-party ecommerce or retail customers or when returned by consumers. We may incur additional expenses and our reputation could be harmed if consumers believe that our products do not meet their expectations, are not properly labeled or are damaged. Quality control problems could also result in regulatory action, such as FDA Warning Letters, restrictions on importation, product liability litigation, product seizures, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

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

We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, payment processing, customer relationship management services, website platform services, ecommerce services, email services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices or for any other reason, or if we fail to migrate successfully to new services, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our consumers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We utilize cloud services from third-party data center facilities. Any damage to, failure of or interference with cloud services we use, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our customers’ data, including personal information. Impairment of, or interruptions in, our cloud services may subject us to claims and litigation and adversely affect our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our data centers could impede our ability to scale, onboard new customers or expand the usage of existing customers, which could adversely affect our business, financial condition and results of operations. While we have some disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy measures may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

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

If we or our distribution partners do not successfully optimize, operate and manage our warehouse fulfillment centers, our business, financial condition, results of operations and prospects could be adversely affected.

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

Additionally, any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, or trade sanctions, between the U.S. and countries from which we source merchandise, directly or indirectly, could require us to take certain actions, such as raising prices on our offerings or seeking alternative sources of supply from vendors with whom we have less familiarity, which could adversely affect our reputation, revenue, and our results of operations.

The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates, poses a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariffs have and may in the future lead to higher pricing for our products or to seeking alternative sources of supply with whom we have familiarity, potentially reducing customer demand and impacting our sales volume. Given the uncertainty regarding scope and duration of the current and potential tariffs, and the potential for additional actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain and could be material.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of March 31, 2025, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 5,651,716. The Compensation Committee of the board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. For example, on December 14, 2022, we received notice (“Notice”) from the NYSE that the average per share trading price of our common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires that our common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we had a period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement. While we regained compliance, we may fall out of compliance in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Our average global market capitalization over a consecutive 30-day trading period and stockholders’ equity must be also $50 million or more. If it is not, we may have a period of 18 months to regain compliance. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

3.4	Amended and Restated Bylaws of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 30, 2023)

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on March 15, 2021).

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

4.14
Subscription Agreement, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023)

4.15
Amendment No. 2 to Loan and Security Agreement, dated as of July 16, 2024, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., Structural Capital Investments III, LP, Structural Capital Investments IV, LP, Avenue Sustainable Solutions Fund, L.P., and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC, and Ocean II PLO LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2024)

4.16
Amendment No. 1 to Loan and Security Agreement, dated as of July 16, 2024, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2024)

4.17
Subscription Agreement, dated as of September 20, 2024, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024)

4.18
Amendment No. 2 to Loan and Security Agreement, dated as of November 21, 2024, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024)

4.19
Amendment No. 3 to Loan and Security Agreement, dated as of May 8, 2025, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2025)

10.1+
Agreement for the Payment of Benefits Following Termination of Employment dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc. and Jeff Yurcisin (incorporated by reference to Exhibit 5.1 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.2+
Employee Inducement Performance Based Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.2 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.3+
Employee Inducement Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.3 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.4+
Letter of Transition by and between Grove Collaborative Holdings, Inc. and Stuart Landesberg (incorporated by reference to Exhibit 5.4 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: May 14, 2025	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Tom Siragusa
		Name:	Tom Siragusa
		Title:	Interim Chief Financial Officer