Form 10-Q
period 2025-06-30
Grove Collaborative Holdings, Inc.
filed 2025-08-07
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

SEC 1296 (02-23) Potential persons who are to respond to the collection of information contained in this Form are not required to respond unless the Form displays a currently valid OMB control number.

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
The registrant had outstanding 41,012,879 shares of Class A common stock as of August 4, 2025.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 3025 and 2024	6
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	44
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	73
Signatures		76

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial and operational information to company investors using our Investor Relations website (http://investors.grove.co), press releases, SEC filings, and public conference calls and webcasts. We and each of our brands also use social media channels (such as X (formerly Twitter)) as a means of disclosing information about the company, our products and for complying with disclosure obligations under Regulation FD. The social media channels that we and our brands intend to use as a means of disclosing information described above may be updated from time to time as listed on our Investor Relations website. The information we post through these channels is not part of this Quarterly Report.

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,049	$19,627
Restricted cash, current	2,900	3,675
Inventory	20,734	19,351
Prepaid expenses and other current assets	3,113	2,288
Total current assets	36,796	44,941
Restricted cash, noncurrent	1,002	1,002
Property and equipment, net	3,935	3,677
Intangible assets, net	2,522	712
Operating lease right-of-use assets	11,500	12,532
Other long-term assets	2,071	2,146
Total assets	$57,826	$65,010
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,292	$6,800
Accrued expenses	11,444	11,546
Deferred revenue	5,991	6,340
Debt, current	700	—
Operating lease liabilities, current	2,607	1,636
Other current liabilities	597	742
Total current liabilities	27,631	27,064
Debt, noncurrent	6,800	7,500
Operating lease liabilities, noncurrent	11,571	12,949
Derivative liabilities	1,060	1,274
Total liabilities	47,062	48,787
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 25,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	24,772	24,772

Stockholders’ deficit:
Common stock, $0.0001 par value — 600,000,000 Class A shares authorized as of June 30, 2025 and December 31, 2024; 41,002,440 and 35,871,574 Class A shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; No shares and 200,000,000 Class B shares authorized as of June 30, 2025 and December 31, 2024, respectively; No shares and 3,913,149 Class B shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	641,674	639,960
Accumulated deficit	(655,686)	(648,513)
Total stockholders’ deficit	(14,008)	(8,549)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$57,826	$65,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$44,026	$52,099	$87,573	$105,644
Cost of goods sold	19,631	24,036	40,114	47,841
Gross profit	24,395	28,063	47,459	57,803

Operating expenses:
Advertising	2,722	2,439	5,529	4,492
Product development	2,207	5,436	3,986	9,062
Selling, general and administrative	22,956	27,124	44,942	51,718
Operating loss	(3,490)	(6,936)	(6,998)	(7,469)

Non-operating expenses (income):
Interest expense	305	4,117	651	8,246
Changes in fair value of derivative liabilities	(70)	(8)	(214)	(206)
Other income, net	(109)	(994)	(281)	(2,077)
Total non-operating expenses (income), net	126	3,115	156	5,963
Loss before provision for income taxes	(3,616)	(10,051)	(7,154)	(13,432)
Provision for income taxes	10	10	19	20
Net loss	$(3,626)	$(10,061)	$(7,173)	$(13,452)
Less: Accumulated dividends on redeemable convertible preferred stock	(375)	(150)	(750)	(300)
Net loss attributable to common stockholders, basic and diluted	$(4,001)	$(10,211)	$(7,923)	$(13,752)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.28)	$(0.21)	$(0.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,813,480	36,768,249	38,513,390	36,517,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	25	$24,772	39,785	$4	$639,960	$(648,513)	$(8,549)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	470	—	(521)	—	(521)
Stock-based compensation	—	—	—	—	969	—	969
Net loss	—	—	—	—		(3,547)	(3,547)
Balances as of March 31, 2025	25	$24,772	40,255	$4	$640,408	$(652,060)	$(11,648)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	608	—	(253)	—	(253)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	139	—	141	—	141
Stock-based compensation	—	—	—	—	1,378	—	1,378
Net loss	—	—	—	—	—	(3,626)	(3,626)
Balances as of June 30, 2025	25	$24,772	41,002	$4	$641,674	$(655,686)	$(14,008)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	$8,122
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	274	—	(381)	—	(381)
Stock-based compensation	—	—	—	—	3,164	—	3,164
Net loss	—	—	—	—	—	(3,391)	(3,391)
Balances as of March 31, 2024	10	$10,000	38,182	$4	$631,991	$(624,481)	$7,514
Issuance of common stock upon exercise of stock options	—	—	7	—	6	—	6
Shares issued in connection with the Employee Stock Purchase Plan	—	—	166	—	235	—	235
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	598	—	(414)	—	(414)
Stock-based compensation	—	—	—	—	3,406	—	3,406
Net loss	—	—	—	—	—	(10,061)	(10,061)
Balances as of June 30, 2024	10	$10,000	38,953	$4	$635,224	$(634,542)	$686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(7,173)	$(13,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease modification	—	(3,139)
Stock-based compensation expense	2,347	6,510
Depreciation and amortization	866	4,627
Changes in fair value of derivative liabilities	(214)	(206)
Non-cash interest expense	219	1,922
Asset impairment charges	—	700
Inventory write-down	(351)	(1,216)
Changes in operating assets and liabilities:
Inventory	1,013	2,150
Prepaids and other assets	409	99
Accounts payable	(2,912)	1,175
Accrued expenses	(87)	(4,700)
Deferred revenue	(349)	(268)
Operating lease right-of-use assets and liabilities	625	(4,886)
Other liabilities	(278)	(85)
Net cash used in operating activities	(5,885)	(10,769)

Cash Flows from Investing Activities
Cash paid for acquisitions	(2,848)	—
Purchase of property and equipment	(972)	(906)
Net cash used in investing activities	(3,820)	(906)

Cash Flows from Financing Activities
Payment of preferred stock issuance costs	(15)	—
Payments related to stock-based award activities, net	(774)	(789)
Proceeds from issuance under employee stock purchase plan	141	235
Net cash used in financing activities	(648)	(554)

Net decrease in cash, cash equivalents and restricted cash	(10,353)	(12,229)
Cash, cash equivalents and restricted cash at beginning of period	24,304	94,863
Cash, cash equivalents and restricted cash at end of period	$13,951	$82,634

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure
Cash paid for taxes	$29	$36
Cash paid for interest	$448	$6,347

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$25
Debt issuance costs in accounts payable and accrued liabilities	$34	$—
Costs of debt extinguishment in accrued liabilities	$77	$—

Reconciliation of cash, cash equivalents, and restricted cash:
	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$10,049	$78,807
Restricted cash, current	2,900	3,325
Restricted cash, noncurrent	1,002	502
Total cash, cash equivalents and restricted cash	$13,951	$82,634

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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 19, 2025. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $655.7 million as of June 30, 2025. The Company’s existing sources of liquidity as of June 30, 2025 include unrestricted cash and cash equivalents of $10.0 million and availability of debt from the Siena Revolver (defined in Note 6, Debt). The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on outstanding Preferred Stock (Note 9, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 8, Common Stock and Warrants) for the three and six months ended June 30, 2025 and include the Backstop Warrants and Volition Penny Warrants for the three and six months ended June 30, 2024 (Note 9, Redeemable Convertible Preferred Stock).
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The Company depends on a limited number of vendors to supply products sold by the Company. For each of the three and six months ended June 30, 2025 and 2024, the Company’s top five suppliers combined represented between 30% and 40% of the Company’s total inventory purchases.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets, inclusive of its right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. There was no impairment of the Company’s long-lived assets recorded during the three and six months ended June 30, 2025. There was no impairment charge and an impairment charge of $0.7 million for the three and six months ended June 30, 2024, respectively.
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
The Company also offers a VIP membership to its customers for an annual fee which includes the ability to receive free shipping, free gifts and early access to exclusive sales, all of which are available at the customers’ option, should they elect to make future purchases of the Company’s products within their annual VIP membership benefit period. Many customers receive a free VIP membership for up to 90-days for trial purposes, typically upon their first qualifying order. After the expiration of this free trial VIP membership period, customers may proactively enroll in a VIP membership via their account settings and pay an annual VIP membership fee. After a customer enrolls in VIP membership, the membership automatically renews until cancelled. The customer is alerted before any VIP membership renews.

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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of June 30, 2025 and December 31, 2024, the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was nominal.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net:
Grove Brands	$17,825	$21,438	$35,438	$44,484
Third-party products	26,201	30,661	52,135	61,160
Total revenue, net	$44,026	$52,099	$87,573	$105,644

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Contractual Liabilities
The Company has two types of contractual liabilities from transactions with customers: (i) cash collections of VIP membership fees, which are included in deferred revenue and (ii) customer service credits, which are recognized in other current liabilities and as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue were $6.0 million and $6.3 million, respectively, as of June 30, 2025 and December 31, 2024. Contractual liabilities included in other current liabilities were immaterial as of June 30, 2025 and December 31, 2024. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the six months ended June 30, 2025 that was previously included in deferred revenue and other current liabilities as of December 31, 2024 was $4.7 million and $0.1 million, respectively. Revenue recognized during the six months ended June 30, 2024 that was previously included in deferred revenue and other current liabilities as of December 31, 2023 was $5.6 million and $0.1 million, respectively.
Fulfillment Costs

Fulfillment costs represent those costs incurred in fulfilling customer orders and include the following:

•Shipping and Handling includes outbound shipping costs and packaging materials costs;
•Fulfillment Labor includes costs of operating and staffing the Company’s fulfillment centers, including costs attributable to receiving, inspecting and warehousing inventories, picking, and preparing customer orders for shipment; and
•Payment Processing includes costs related to collecting customer payments and other transaction costs.

The Company’s fulfillment costs consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shipping and Handling	$6,785	$7,287	$13,195	$15,237
Fulfillment Labor	2,267	2,591	4,686	5,377
Payment Processing	1,095	1,254	2,145	2,521
Total fulfillment costs	$10,147	$11,132	$20,026	$23,135

Fulfillment costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations; therefore, the Company’s gross profit may not be comparable to other retailers or distributors.

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

On July 4, 2025, the tax law referred to as One, Big, Beautiful, Bill Act (“OBBB”) was signed into law, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and extension of prior tax law under the Tax Cuts and Jobs Act (“TCJA”) and the introduction of new provisions. Examples include the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The Company has done a preliminary analysis of the changes impacting the business and has determined that the aggregate impact, assuming various state tax legislation conforms to the OBBB, would not have a material impact on its consolidated financial statements.

3.    Acquisitions
Grab Green acquisition
On February 10, 2025, the Company acquired substantially all the assets and certain liabilities of MaddieBrit Products, LLC (“Grab Green”), a company engaged in providing eco-friendly cleaning products. The transaction has been accounted for as a business combination. Consideration paid by the Company consisted solely of cash.
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
Intangible assets acquired will be amortized over periods ranging between 1 and 5 years. Accounts receivable acquired in each transaction consisted of amounts due to Grab Green or 8Greens from their customers. Accounts payable acquired relates to amounts due to vendors for inventory or operating expenses.
Pro forma financial information related to these acquisitions has not been presented as the effects of the acquisitions described above were not material to the Company’s condensed consolidated financial results. Revenue and net loss attributable to Grab Green and 8Greens have been included in the Company's condensed consolidated statement of operations since the date of each transaction and were not material for the periods presented.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Upon closing a previous debt facility that was extinguished in November 2024, the Company recorded a liability related to the features of the facility that were required to be bifurcated and accounted for as a compound derivative at fair value (the “Structural Derivative Liability”). Subsequent changes in fair value of the Structural Derivative Liability until settlement were recognized in the condensed consolidated statements of operations. The Structural Derivative Liability was extinguished in November 2024.
The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 8, Common Stock and Warrants. As the number of outstanding Public Warrants and Private Placement Warrants did not change as a result of the reverse split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A Common Stock. As of June 30, 2025, the Public Warrants and Private Placement Warrants had a nominal value. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions for the date indicated:

	June 30, 2025	December 31, 2024
Fair value of common stock	$1.15	$1.40
Exercise Price	$57.50	$57.50
Risk-free interest rate	3.72%	4.26%
Expected term (in years)	2.04	2.50
Volatility	71.66%	79.86%
Dividend yield	—	—

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
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$8,180	$—	$—	$8,180
Total	$8,180	$—	$—	$8,180
Financial Liabilities:
Earn-Out Shares	$—	$—	$1,060	$1,060
Total	$—	$—	$1,060	$1,060

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
Private Placement and Public Warrants Liabilities
As of June 30, 2025, the Company has Private Placement and Public Warrants defined and discussed in Note 8, Common Stock and Warrants. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Earn-Out Shares	Public Warrants	Private Placement Warrants	Total
Balance as of December 31, 2024	$1,257	$9	$8	$1,274
Change in fair value	(197)	(9)	(8)	(214)
Balances as of June 30, 2025	$1,060	$—	$—	$1,060

5.    Other Financial Statement Information
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Inventory purchases	$4,504	$1,657
Compensation and benefits	1,039	4,149
Advertising costs	440	558
Fulfillment costs	830	540
Sales taxes	847	1,106
Other accrued expenses	3,784	3,536
Total accrued expenses	$11,444	$11,546

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Intangible assets net consisted of the following (in thousands):

	June 30, 2025				December 31, 2024
	Weighted- Average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted- Average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	4.7	$1,101	$(74)	$1,027		$—	$—	$—
Trademarks	4.4	1,251	(412)	839	2.1	374	(318)	56
Grove.com domain name	N/A	656		656	N/A	656	—	656
Intangible Assets, net		$3,008	$(486)	$2,522		$1,030	$(318)	$712

The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Amount
Remainder of 2025	$220
2026	404
2027	400
2028	393
2029	386
Thereafter	63
Total	$1,866

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
6.    Debt
Siena Revolver

In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceed the borrowing capacity, the Company is required to prepay borrowings sufficient to eliminate the excess. Any such expected prepayments to be made within 12 months have been classified as a current liability on the Company’s balance sheet. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other assets on the Company’s condensed consolidated balance sheet and are being amortized through the Siena Revolver’s scheduled maturity date. On July 16, 2024, the Company entered into Amendment No. 1 to Siena Revolver (“Siena Amendment No. 1”). Siena Amendment No. 1 modified certain terms related to how the Company’s available borrowing capacity is determined and when appraisals are required. Siena Amendment No. 1 did not modify any other terms related to the Siena Revolver, including maturity date or maximum borrowing capacity. On November 21, 2024, the Company entered into Amendment No. 2 to Siena Revolver (“Siena Amendment No. 2”). Siena Amendment No. 2 modified certain terms related to how the Company’s available borrowing capacity is determined, when appraisals are required and conditions that must be satisfied to consummate acquisitions and pay earn-outs. Siena Amendment No. 2 also eliminated certain contingencies related to the maturity date. Siena Amendment No. 2 did not modify any other terms related to the Siena Revolver, including maximum borrowing capacity.
On May 8, 2025, the Company entered into a third amendment to the Siena Revolver (“Siena Amendment No. 3” and collectively with Siena Amendment No. 1 and Siena Amendment No. 2 the “Siena Amendments”), which among other things, extended the maturity date of the Siena Revolver to April 10, 2028 and eliminated the financial covenant applicable to the Siena Revolver. Under Siena Amendment No. 3, the interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a Base Rate plus 3.25% or (ii) the term Secured Overnight Financing Rate (“Term SOFR”) then in effect plus 4.25%. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) federal funds rate plus 0.50% and (3) 5.00% per annum.

The Company accounted for the Siena Amendments under debt modification accounting due to the terms being deemed substantially similar. The Company paid $0.5 million of issuance costs related to the Siena Amendments which are included within other assets on the Company’s condensed consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date.
In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company.
The Siena Revolver is collateralized by the Company’s accounts receivable and inventory balances. As of June 30, 2025, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver with an interest rate of 8.58%. As of June 30, 2025, additional borrowing capacity from the Siena Revolver was $0.4 million. The Siena Revolver is the Company’s only debt facility as of June 30, 2025 and December 31, 2024.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of June 30, 2025 and December 31, 2024, the Company had obligations to purchase $9.2 million and $9.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.8 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively, primarily related to the Company’s operating leases. No amounts have been drawn related to these letters of credit. The letters of credit have expiration dates through 2029.
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
8.     Common Stock and Warrants

On June 16, 2022 (the “Closing Date”), the Company became a publicly traded company as a result of the consummation of a merger (“Business Combination”) between Grove Collaborative, Inc. (“Legacy Grove”) and Virgin Group Acquisition Corp. II, a Cayman-domiciled blank check company (“VGAC II”), pursuant to a merger agreement (the “Merger Agreement”).
The Business Combination was accounted for as a reverse recapitalization with Legacy Grove being the accounting acquirer and VGAC II as the acquired company for accounting purposes.
In February 2025, all of the Company’s outstanding shares of Class B Common Stock were automatically converted into Class A Common Stock. This conversion occurred because, as of December 31, 2024, the aggregate number of outstanding shares of Class B Common Stock (including securities exercisable or convertible into Class B Common Stock) represented less than ten percent of all outstanding shares of Common Stock. This calculation included both Class A Common Stock and Class B Common Stock, as well as securities exercisable for or convertible into common stock. After the conversion, the converted shares and securities carry identical rights, including voting rights, to those of Class A Common Stock or equivalent converted securities. In April 2025, the Company retired its Class B Common Stock.

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
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out Shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of June 30, 2025, the Company did not meet any Earn-Out thresholds.
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
As of June 30, 2025, the following warrants were outstanding on an as-converted basis:

Warrant Type	Shares	Exercise Price
Public Warrants	1,460,146	$57.50
Private Placement Warrants	1,340,000	$57.50

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of June 30, 2025.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100.0 million of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. See Note 13, Subsequent Events. The shares of the Company’s common stock that may be issued under the Amended SEPA may be sold to Yorkville at the Company’s discretion from time to time and sales of the Company’s common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the remaining full commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily VWAP of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. The Company has deferred an aggregate $0.7 million of transaction costs related to the SEPA and Amended SEPA and will offset these costs against proceeds of any sales under the Amended SEPA. As of June 30, 2025, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. As of June 30, 2025, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30, 2025	December 31, 2024
	Class A Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	1,340,000	—
Public Warrants	1,460,146	1,460,146	—
Backstop Warrants	775,005	775,005	—
Shares issuable upon conversion of redeemable convertible preferred stock	12,500,097	12,500,097	—
Other outstanding common stock warrants	473,895	362,000	111,895
Outstanding stock options	1,649,627	930,956	776,494
Outstanding restricted stock units	4,938,665	4,656,655	1,000
Shares available for issuance under 2022 Equity Incentive Plan	5,869,921	5,182,186	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	1,104,661	846,157	—
Total shares of common stock reserved	30,112,017	28,053,202	889,389
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Significant terms of the Series A Preferred Stock and Series A' Preferred Stock are identical except as noted below and are summarized as follows:

Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the board of directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A Common Stock payable in shares of Class A Common Stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends on the Preferred Stock as of June 30, 2025 was $1.8 million.

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
10.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2024	1,707,450	$7.34	3.64	$12
Cancelled/forfeited	(57,823)	$7.06
Balance – June 30, 2025	1,649,627	$7.35	3.22	$2
Options vested and exercisable – June 30, 2025	1,446,194	$5.74	2.88	$2
The total grant date fair value of options that vested during the six months ended June 30, 2025 and 2024 was nominal. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 was nominal. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,433 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of June 30, 2025, the market-based vesting criteria had not been met and there is no unrecognized compensation expense related to these market-based stock options.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the six months ended June 30, 2025:

	Number of Shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2024	4,657,655	$2.62
Granted	2,769,300	$1.52
Vested	(1,598,724)	$2.88
Forfeited	(889,566)	$3.03
Balance – June 30, 2025	4,938,665	$1.85

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

The CEO Award has a total aggregate value of $2.0 million. During the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the CEO Award. During the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to the CEO Award.

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
Stock-Based Compensation Expense
The Company recognized a total of $1.4 million and $3.4 million of stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively and $2.3 million and $6.5 million of stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively, related to stock options and RSUs granted to employees and non-employees. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for each period presented. As of June 30, 2025, the total unrecognized compensation expense related to unvested options and RSUs was $6.5 million, which the Company expects to recognize over an estimated weighted average period of 2.3 years.

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
The table below is segment information for the periods presented and a reconciliation of segment information, including significant expenses, to consolidated net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Revenue, Significant Expenses and Net Loss:
Total revenue, net	$44,026	$52,099	$87,573	$105,644
Cost of goods sold	19,631	24,036	40,114	47,841
Gross profit	24,395	28,063	47,459	57,803

Less significant expenses:
Fulfillment costs	10,147	11,132	20,026	23,135
Advertising	2,722	2,439	5,529	4,492
Product development and other selling, general and administrative expenses(1)	13,150	15,605	25,689	26,508

Less other segment items:
Interest income	(109)	(993)	(281)	(2,079)
Other segment items(2)	2,111	9,941	3,669	19,199
Consolidated net loss	$(3,626)	$(10,061)	$(7,173)	$(13,452)

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
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
12.    Net Loss Per Share Attributable to Common Stockholders

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock	12,500,097	4,739,336	12,500,097	4,739,336
Restricted stock units	4,938,665	5,132,111	4,938,665	5,132,111
Public Warrants and Private Placement Warrants	2,800,146	2,800,146	2,800,146	2,800,146
Earn-Out Shares	2,602,412	2,602,412	2,602,412	2,602,412
Options	1,649,627	1,712,021	1,649,627	1,712,021
Common Stock Warrants	473,895	2,596,673	473,895	2,596,673
ESPP Shares	43,804	31,597	43,804	31,597
Total	25,008,646	19,614,296	25,008,646	19,614,296

13.    Subsequent Events
On July 8, 2025, the Company and Yorkville entered into the Amended SEPA in which the Company and Yorkville agreed to extend the commitment period under the SEPA to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. Under the Amended SEPA, the purchase price per share for Class A common stock will be of the lowest daily VWAP of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. Transaction costs related to the Amended SEPA were immaterial.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Examples of forward looking statements in this Form 10-Q include statements relating to future results of operations, the impact of the Tax Cuts and Jobs Act, the impact of our exiting brick and mortar retail, the future advantages in transitioning the operation of our ecommerce platform to third parties and the sufficiency of our available resources to enable us to meet our obligations for at least one year.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Grove Collaborative Holdings, Inc. (“Grove,” “we,” “us,” and “our”) should be read with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties as described in the Cautionary Note Regarding Forward Looking Statements above. Grove’s actual results may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in our Annual Report on Form 10-K for the year ended December 31, 2024 or in other parts of this Quarterly Report on Form 10-Q. Grove’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2024 refer to the year ended December 31, 2024.
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

We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We refer to this part of our business as “DTC.” In the fourth quarter of 2024, we made the decision to exit the business of selling Grove Co. products in brick and mortar retail channels. We expect our exit from brick and mortar retail to improve our profitability while having an insignificant impact on our revenue, and to be completed in the second half of 2025.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $655.7 million as of June 30, 2025.
Legislative and Regulatory Developments

On July 4, 2025, the tax law referred to as One, Big, Beautiful, Bill Act (“OBBB”) was signed into law, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and extension of prior tax law under the Tax Cuts and Jobs Act (“TCJA”) and the introduction of new provisions. Examples include the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. We have done a preliminary analysis of the changes impacting our business and has determined that the aggregate impact, assuming various state tax legislation conforms to the OBBB, would not have a material impact. We will continue to assess the tax accounting impacts as more information is made available and will record the tax impact, if any, in the third quarter of 2025.

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
Cost-Efficient Acquisition of New Customers and Retention of Existing Customers on our DTC Platform
Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through online and offline marketing channels. In recent years, changes in the algorithms used for targeting and purchasing online advertising, changes to privacy and online tracking, changes to our purchase flow and subscription processes, supply and demand dynamics in the market, and other factors have caused the cost of marketing on these channels to increase consistently. Failure to effectively adapt to changes in online marketing dynamics or changes to our internet platform, or to otherwise attract customers on a cost-efficient basis would adversely impact our path to revenue growth, our profitability and our operating results. Our ability to balance cost-efficient customer acquisitions while driving consumer awareness may impact the cost of our acquiring new customers, our profitability and our operating results.
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
Ability to successfully transition our eCommerce platform

In March 2025, we began migrating our ecommerce platform from our legacy internally-developed solution to third party service providers that offer ecommerce solutions. We have completed the migration and are in the process of resolving issues identified after the migration while simultaneously working towards optimizing the customer experience. We expect this migration to provide us with significant advantages, such as enhanced scalability, access to advanced ecommerce functionalities, and improved security measures. We believe the migration provides a more streamlined user experience for our customers. To date, we have experienced and expect to continue experiencing disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing, which has adversely affected our operating results and financial condition.
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
The following table presents our key operating metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except DTC Net Revenue Per Order)	2025	2024	2025	2024
Financial and Operating Data
DTC Total Orders	640	732	1,262	1,505
DTC Active Customers	664	745	664	745
DTC Net Revenue Per Order	$65	$68	$66	$67

DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded and excludes reshipments of customer orders for any reason including damaged and missing products. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing the engagement and retention of existing customers. In the three and six months ended June 30, 2025, reduced DTC Total Orders is largely the result of lower advertising spend across 2024 and prior years which in turn led to fewer new customer acquisitions and therefore fewer repeat customer orders due to the recurring order nature of the business, and temporary disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three and six months ended June 30, 2025, reduced DTC Active Customers is largely the result of lower advertising spend across 2024 and prior years, which in turn led to fewer new customer acquisitions and fewer repeat orders.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order decreased in the three and six months ended June 30, 2025 compared to the prior year comparative periods as a result of an increase in lower value recurring orders, the elimination of certain customer fees in 2024, partially offset by improved promotional strategies resulting in reduced discounts offered to customers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands, except percentages)
Net loss	$(3,626)	$(10,061)	$(7,173)	$(13,452)
Stock-based compensation	1,378	3,397	2,347	6,510
Depreciation and amortization	488	2,426	866	4,627
Changes in fair value of derivative liabilities	(70)	(8)	(214)	(206)
Interest income	(109)	(993)	(281)	(2,079)
Interest expense	305	4,117	651	8,246
Restructuring and severance related costs(1)	—	2,170	—	(715)
Transaction related costs (2)	712	—	1,275	—
Provision for income taxes	10	10	19	20
Total Adjusted EBITDA	$(912)	$1,058	$(2,510)	$2,951
Net loss margin	(8.2)%	(19.3)%	(8.2)%	(12.7)%
Adjusted EBITDA margin (loss)	(2.1)%	2.0%	(2.9)%	2.8%

(1)Restructuring expenses for the three months ended June 30, 2024 consisted of $1.2 million of severance-related charges, $0.7 million of asset impairment charges and $0.3 million of costs related to the closure of our facility in Missouri. Restructuring expenses for the six months ended June 30, 2024 consisted of a $3.1 million gain from the modification of our lease at our San Francisco headquarters offset by $1.5 million in severance-related charges, $0.7 million of asset impairment charges and $0.3 million of costs related to the closure of our facility in Missouri.

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
Product Development
Product development expenses are related to the ongoing support and maintenance of our DTC platform and the product and packaging innovation in our Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 as a result of decreases in fulfillment costs largely driven by lower sales and our cost management initiatives.

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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$44,026	$52,099	$87,573	$105,644
Cost of goods sold	19,631	24,036	40,114	47,841
Gross profit	24,395	28,063	47,459	57,803

Operating expenses:
Advertising	2,722	2,439	5,529	4,492
Product development	2,207	5,436	3,986	9,062
Selling, general and administrative	22,956	27,124	44,942	51,718
Operating loss	(3,490)	(6,936)	(6,998)	(7,469)

Non-operating expenses (income):
Interest expense	305	4,117	651	8,246
Changes in fair value of derivative liabilities	(70)	(8)	(214)	(206)
Other income, net	(109)	(994)	(281)	(2,077)
Total non-operating expenses (income), net	126	3,115	156	5,963
Loss before provision for income taxes	(3,616)	(10,051)	(7,154)	(13,432)
Provision for income taxes	10	10	19	20
Net loss	$(3,626)	$(10,061)	$(7,173)	$(13,452)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	100%	100%	100%	100%
Cost of goods sold	45	46	46	45
Gross profit	55	54	54	55

Operating expenses:
Advertising	6	5	6	4
Product development	5	10	5	9
Selling, general and administrative	52	52	51	49
Operating loss	(8)	(13)	(8)	(7)

Non-operating expenses (income):
Interest expense	1	8	1	8
Changes in fair value of derivative liabilities	—	—	—	—
Other income, net	—	(2)	—	(2)
Total non-operating expenses (income), net	—	6	—	6
Loss before provision for income taxes	(8)	(19)	(8)	(13)
Provision for income taxes	—	—	—	—
Net loss	(8)%	(19)%	(8)%	(13)%

Comparisons of the Three and Six Months Ended June 30, 2025 and 2024
Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Revenue, net:
Grove Brand	$17,825	$21,438	$(3,613)	(17)%	$35,438	$44,484	$(9,046)	(20)%
Third-party product	26,201	30,661	(4,460)	(15)	52,135	61,160	(9,025)	(15)
Total revenue, net	$44,026	$52,099	$(8,073)	(15)%	$87,573	$105,644	$(18,071)	(17)%

Revenue decreased by $8.1 million, or 15%, and $18.1 million, or 17%, for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. This decline was primarily driven by a decrease in DTC Total Orders from lower advertising expenses in previous periods, temporary disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers and decreases in DTC Net Revenue Per Order.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Cost of goods sold	$19,631	$24,036	$(4,405)	(18)%	$40,114	$47,841	$(7,727)	(16)%
Gross profit	24,395	28,063	(3,668)	(13)%	47,459	57,803	(10,344)	(18)%
Gross margin	55%	54%			54%	55%

Cost of goods sold decreased by $4.4 million, or 18%, for the three months ended June 30, 2025, respectively, as compared to the three months ended June 30, 2024, primarily due to a decrease in DTC Total Orders and lower cost of goods per order.
Cost of goods sold decreased by $7.7 million, or 16%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decrease in DTC Total Orders, partially offset by increase in cost of goods per order.
Gross margin in the three months ended June 30, 2025 increased by 155 basis points, compared to the three months ended June 30, 2024, primarily due to improved promotional strategies resulting in reduced discounts offered to customers and increases in third-party vendor funding, offset by the elimination of certain per order fees charged to our customers.
Gross margin in the six months ended June 30, 2025 decreased by 52 basis points, compared to the six months ended June 30, 2024, due to the elimination of certain per order fees charged to our customers, partially offset by improved promotional strategies resulting in reduced discounts offered to customers.

Operating Expenses
Advertising Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Advertising	$2,722	$2,439	$283	12%	$5,529	$4,492	$1,037	23%
Advertising expenses increased by $0.3 million, or 12%, and $1.0 million, or 23% for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024 driven by increases in online advertising and television advertising expenses, offset by decreases in performance partnerships and shopper marketing expenses.

Product Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Product development	$2,207	$5,436	$(3,229)	(59)%	$3,986	$9,062	$(5,076)	(56)%
Product development expenses decreased by $3.2 million, or 59%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a $1.3 million decrease in amortization expenses related to certain internally developed software which was fully amortized at the end of fiscal year 2024, a $1.1 million decrease in severance-related expenses and a $0.8 million decrease in salaries from reductions in headcount.
Product development expenses decreased by $5.1 million, or 56%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a $2.2 million decrease in amortization expenses related to certain internally developed software which was fully amortized at the end of fiscal year 2024, a $1.9 million decrease in salaries and stock based compensation from reductions in headcount and a $1.1 million decrease in severance-related expenses.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Selling, general and administrative	$22,956	$27,124	$(4,168)	(15)%	$44,942	$51,718	$(6,776)	(13)%
Selling, general and administrative expenses decreased by $4.2 million, or 15%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Fulfillment costs decreased by $1.0 million due to a lower volume of orders. Additionally, stock-based compensation decreased by $1.9 million and corporate salaries decreased by $0.3 million both driven by reductions in headcount, depreciation expense decreased by $0.7 million primarily due to accelerated depreciation associated with the closure of our Missouri facility in the prior period that did not recur in the current period, and asset impairment charges decreased by $0.7 million related to the asset impairment in June 2024. These decreases were offset by a $0.7 million increase in certain fees and expenses to support our acquisitions.
Selling, general and administrative expenses decreased by $6.8 million, or 13%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Fulfillment costs decreased by $3.1 million due to a lower volume of orders. Additionally, stock-based compensation decreased by $3.8 million and corporate salaries decreased by

$0.7 million both driven by reductions in headcount. Depreciation expense decreased by $1.8 million primarily due to accelerated depreciation associated with the closure of our Missouri facility in the prior period that did not recur in the current period, and asset impairment charges decreased by $0.7 million related to the asset impairment in June 2024. These decreases were offset by the absence of a $3.1 million gain recorded in the prior period related to a partial lease termination of our San Francisco office that occurred in March 2024 and a $1.3 million increase in certain fees and expenses to support our acquisitions.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Interest expense	$305	$4,117	$(3,812)	(93)%	$651	$8,246	$(7,595)	(92)%
Interest expense decreased by $3.8 million, or 93%, and $7.6 million, or 92%, for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024 primarily due to the extinguishment of our term debt facility in 2024.

Non-operating income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Changes in fair value of derivative liabilities	$(70)	$(8)	$(62)	**	$(214)	$(206)	$(8)	**
Other income, net	(109)	(994)	885	(89)%	(281)	(2,077)	1,796	(86)%
**Change not meaningful
The change in the fair value of derivative liabilities for the three and six months ended June 30, 2025, was driven by the changes in our stock price from December 31, 2024 through June 30, 2025. The change in the fair value of derivative liabilities for the three and six months ended June 30, 2024, was driven by the changes in our stock price from December 31, 2023 through June 30, 2024 and by changes in the fair value of the Structural Derivative Liability related to our term loan we extinguished in 2024.
Other income decreased by $0.9 million, or 89%, and $1.8 million, or 86%, for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, primarily due to lower on-hand cash as a result of the extinguishment of our term loan in 2024.

Liquidity, Capital Resources and Requirements
As of June 30, 2025, we had $10.0 million in unrestricted cash and cash equivalents (which excludes restricted cash of $3.9 million). We incurred negative cash flows from operating activities of $5.9 million for the six months ended June 30, 2025. We have incurred significant losses since inception and have an accumulated deficit of approximately $655.7 million. To date, we have funded our operations principally through redeemable convertible preferred stock and common stock financings, the incurrence of debt and the closing of the Business Combination. We have total outstanding indebtedness of $7.5 million as of June 30, 2025.
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
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $0.4 million as of June 30, 2025. On May 8, 2025, the Company entered into an amendment to the Siena Revolver (the “Amendment No. 3”) which, among other things, extended the maturity date of the Siena Revolver to April 10, 2028 and eliminated the financial covenant applicable to the Siena Revolver.
On May 15, 2025, we received notice from the New York Stock Exchange (the “NYSE”) that we are not in compliance with the requirement of Section 802.01B of the New York Stock Exchange Listed Company Manual (the “NYSE Manual”) that we have an average market capitalization of not less than $50.0 million over a consecutive 30 trading-day period and stockholders’ equity of not less than $50.0 million (the “Minimum Market Capitalization Standard” and such notice, the “NYSE Notice”). Pursuant to the NYSE Notice, we are subject to the procedures set forth in Sections 801 and 802 of the NYSE Manual and submitted a business plan on June 27, 2025 that demonstrated how we expect to return to compliance with this continued listing standard within 18 months of receipt of the NYSE Notice (the “Cure Period”). The NYSE informed us that it had accepted the plan on August 5, 2025. As a result, the NYSE will review us on a quarterly basis during the Cure Period to confirm compliance with the plan. If we fail to comply with the plan or do not meet the Minimum Market Capitalization Standard by the end of the Cure Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.

On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock, subject to certain conditions. On July 8, 2025, we and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. Unless our average stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of June 30, 2025, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of July 31, 2025, under the terms of the SEPA we would be able to raise additional gross proceeds of approximately $8.7 million.
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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facility, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of June 30, 2025, we had $9.2 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 7 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023 included in Form 10-K filed with the SEC on March 19, 2025.
Loan Facility
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver, as modified by the third amendment to the Siena Revolver (“Amendment No. 3”), is subject to certain conditions, including our inventory and accounts receivable balances and other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceeds the borrowing capacity, we are required to prepay borrowings sufficient to eliminate the excess. As of June 30, 2025, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $0.4 million.

The interest rates applicable to borrowings under Amendment No. 3 are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate plate 3.25% or (ii) the term Secured Overnight Financing Rate (“Term SOFR”) then in effect plus 4.25%. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) federal funds rate plus 0.50% and (3) 5.00% per annum. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. Under Amendment No. 3, the Siena Revolver matures on April 10, 2028.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change

	(in thousands)
Net cash used in operating activities	$(5,885)	$(10,769)	(45.4)%
Net cash used in investing activities	(3,820)	(906)	321.6%
Net cash used in financing activities	(648)	(554)	17.0%
Net decrease in cash, cash equivalents and restricted cash	$(10,353)	$(12,229)
Operating Activities
Net cash used in operating activities of $5.9 million for the six months ended June 30, 2025 was primarily attributable to our net loss of $7.2 million, non-cash adjustments of $2.9 million, and a net increase in our operating assets and liabilities of $1.6 million. Non-cash adjustments consisted primarily of a $2.3 million stock-based compensation expense, $0.9 million in depreciation and amortization and $0.2 million in non-cash interest expense, offset by $0.4 million of inventory write-downs and a $0.2 million of change in fair value of derivative liabilities. The change in operating assets and liabilities primarily resulted from a $3.0 million decrease in accrued expenses and accounts payable, a $0.3 million decrease in deferred revenue and a $0.3 million decrease in other liabilities, offset by a $1.0 million decrease in inventory, a $0.6 million net decrease in operating lease right-of-use assets and liabilities and a $0.4 million decrease in prepaid expenses and other assets.
Net cash used in operating activities of $10.8 million for the six months ended June 30, 2024 was primarily attributable to our net loss of $13.5 million, non-cash adjustments of $9.2 million, and net increase in our operating assets and liabilities of $6.5 million. Non-cash adjustments consisted primarily of a $6.5 million stock-based compensation expense, $4.6 million in depreciation and amortization activity, $1.9 million non-cash interest expense, and $0.7 million in asset impairment charges, offset by a $3.1 million gain on lease modification, $1.2 million of inventory write-downs and $0.2 million of change in fair value of derivative liabilities. The change in operating assets and liabilities primarily resulted from a $4.9 million net decrease in operating lease right-of-use assets and liabilities, a $3.5 million net decrease in accounts payable and accrued expenses, and a $0.4 million decrease in deferred revenue and other liabilities, offset by a $2.2 million decrease in inventory and $0.1 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities of $3.8 million for the six months ended June 30, 2025 was primarily due to $2.8 million of cash paid for strategic acquisitions and $1.0 million for the purchase of property and equipment.
Net cash used in investing activities of $0.9 million for the six months ended June 30, 2024 was primarily due to the capitalization of internally developed software costs.
Financing Activities
Net cash used in financing activities of $0.6 million for each of the six months ended June 30, 2025 and 2024 primarily consists of payments related to stock-based award activities during each period offset by proceeds related to our employee stock purchase plan.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of June 30, 2025.

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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. The below summary is qualified in its entirety by the more complete discussions of risks and uncertainties that follows. You should carefully consider the risks and uncertainties described in this Part 1, Item 1A, “Risk Factors” in this Form 10-Q as part of your evaluation of an investment in our securities.

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
•We have no current plans to pay cash dividends on our Class A Common Stock in the foreseeable future, and holders of our Class A Common Stock may not receive any return on their investment.
•The Series A Preferred Stock and Series A′ Preferred Stock contains rights, preferences and privileges that may limit our business flexibility or reduce the value of our Class A Common Stock.
•Covenants and other provisions in our loan agreements restrict our business and operations, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt.
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

Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; tariffs; fluctuating commodity prices; a high rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.

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

Should we become subject to actions regarding our branding or marketing, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Moreover, any regulatory or government enforcement actions may trigger class action lawsuits under state consumer protection laws. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant and we may incur substantial costs remediating product claims in labeling and advertising if we are unsuccessful in defending such actions. Any loss of confidence on the part of consumers in the truthfulness of our labeling, advertising or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Historically, we have relied on a homegrown ecommerce platform that required ongoing investment to stay current with industry trends and consumer expectations. To, among other anticipated benefits, streamline operations, provide customers with a better shopping experience, free up resources that had been used to maintain standard ecommerce functionality, support brand growth by improving onsite conversion and unlock continuous innovation, we have begun migrating our legacy platform to third-party technology service providers. In effecting the transition, we have experienced and expect to continue experiencing disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing, among others. These disruptions have adversely impacted our results of operations. If we continue to experience delays, disruptions or interferences with respect to significant aspects of the new platform and related services, our business and results of operations may be materially and adversely affected.

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

We have incurred significant losses since our inception. For the years ended December 31, 2024 and 2023 we incurred net losses of $27.4 million and $43.2 million, respectively. As of June 30, 2025, we had an accumulated deficit of $655.7 million.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of July 31, 2025, under the terms of the Amended SEPA we would be able to raise gross proceeds of approximately $8.7 million, subject to the practical limitations in light of our trading volume. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Amended SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Amended SEPA will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Amended SEPA, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Amended SEPA. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

While we may continue to opportunistically seek access to additional funds by utilizing the Amended SEPA, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce our investments in advertising and other strategic initiatives planned for future growth, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet consumers’ expectations, our relationships with consumers could suffer; the appeal of our brand could be diminished; we may need to recall some of our products and/or become subject to regulatory action; and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products or products using the Grove name in other consumer categories, could reduce consumer confidence in or demand for our own products if consumers view them to be similar. Any such adverse effect could be exacerbated by our market positioning as a purveyor of clean, sustainable, well-designed, and effective products and may significantly reduce our brand value. Issues regarding the safety, efficacy, quality or environmental impact of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results.

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

A significant portion of the products we offer are supplied or manufactured by a limited number of third-party suppliers and manufacturers, and as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the costs of our products, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used to manufacture the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Furthermore, our reliance on suppliers and manufacturers outside of the United States, many of which are located in China, complicates our efforts to comply with customs duties and excise taxes and any failure to comply could adversely affect our business. It also subjects our business to new tariffs that have been adopted, which could cause disruption in our business, increased costs and reduced demand as a result of increased prices.

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

In addition, our personnel are often working remotely and relying on their own equipment, which may pose additional data security risks to networks, systems and data. Any material disruption of our networks, systems or data processing activities, or those of our third-party service providers, could disrupt our ability to undertake, and cause a material adverse impact to our business, reputation and financial condition. If our information technology networks and systems or data processing (or those of our third-party service providers) suffers damage, security breaches, vulnerabilities, disruption or shutdown (including, for example, cyberattacks or other attacks on global networking infrastructure carried out by Russia following its invasion of Ukraine in February 2022), and we do not effectively resolve the issues in a timely manner, we could experience a material adverse impact to our business, reputation and financial condition. Our DTC and ecommerce operations are critical to our business and our financial performance. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and DTC operations, any material disruption of our networks, systems or data processing activities related to our websites and DTC operations could reduce DTC sales and financial performance, damage our brand’s reputation and materially adversely impact our business.

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

In the United States, our obligations include rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other state and federal laws relating to privacy and data security. The CCPA, requires companies that process information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Therefore, the CCPA may increase our compliance costs and potential liability. In addition, the CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. The effects of this legislation are potentially far-reaching and may impact our business. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations and prospects.

Other jurisdictions in the United States have already passed or are considering laws similar to the CCPA and CPRA, with potentially greater penalties and more rigorous compliance requirements relevant to our business. Many state legislatures have already adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA, which became effective on January 1, 2023, has required and will require us to incur additional costs and expenses in an effort to comply with it. Colorado also has a similar law, the Colorado Privacy Act, which became effective on July 1, 2023. Many other states have adopted or are currently considering proposed comprehensive data privacy legislation and all 50 states have passed at least some form of data privacy legislation (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches). At the federal level, the United States Congress is also considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the FTC, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

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

The regulatory environment in which we operate has changed in the past and could change significantly and adversely in the future. For example, in December 2009, the FTC substantially revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Endorsement Guides”) to eliminate a safe harbor principle that formerly recognized that advertisers could publish consumer testimonials that conveyed truthful but extraordinary results from using the advertiser’s product as long as the advertiser clearly and conspicuously disclosed that the endorser’s results were not typical. Similarly, in 2012, the FTC announced revisions to its Green Guides discussed above, which assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The Green Guides revisions introduced new and proscriptive guidance regarding advertisers’ use of product certifications and seals of approval, “recyclable” claims, “renewable materials” claims, “carbon offset” claims and other environmental benefit claims. In October 2021, California passed a new environmental marketing law banning recyclability claims unless a product and/or its packaging meets specifically enumerated benchmarks focused on the practical realities of the recycling process; the benchmarks may be more stringent than those currently imposed by the FTC’s Green Guides. In 2022, the FTC issued the “Health Products Compliance Guide” (the “FTC Guide”) which provides guidance from the FTC on how companies can ensure that claims about the benefits and safety of health-related products are truthful, not misleading, and supported by science. In particular, the FTC Guide sets out the FTC’s expectations regarding the substantiation of health-related claims, including that claim substantiation will require randomized, controlled human clinical testing. California has enacted a law and the FTC has proposed regulations pertaining to the disclosure of all components of the cost of products to consumers, including mandatory fees and charges other than taxes and fees imposed by a government and reasonably and actually incurred postage or shipping charges. We anticipate that additional states will enact similar laws. We charge amounts that are subject to the disclosure requirements of the California law and FTC proposed regulation. These laws may negatively impact consumer shopping behavior on our website and our operating results, which could adversely impact our business and financial results.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of June 30, 2025, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 5,869,921. The Compensation Committee of the board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Our average global market capitalization over a consecutive 30-day trading period and stockholders’ equity must be also $50 million or more. If it is not, we may have a period of 18 months to regain compliance. On May 15, 2025, we received the NYSE Notice from the NYSE that we are not in compliance with the requirement of Section 802.01B of the NYSE Manual that we have an average market capitalization of not less than $50.0 million over a consecutive 30 trading-day period and stockholders’ equity of not less than $50.0 million. Pursuant to the NYSE Notice, we are subject to the procedures set forth in Sections 801 and 802 of the NYSE Manual and submitted a business plan on June 27, 2025 that demonstrated how we expect to return to compliance with this continued listing standard within 18 months of receipt of the NYSE Notice (the “Cure Period”). The NYSE informed us that it had accepted the plan on August 5, 2025. As a result, the NYSE will review us on a quarterly basis during the Cure Period to confirm compliance with the plan. If we fail to comply with the plan or do not meet the Minimum Market Capitalization Standard by the end of the Cure Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
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

3.3	Amended and Restated Bylaws of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 30, 2023)

3.4
Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024)

3.5	Certificate of Retirement of Class B Common Stock of Grove Collaborative Holding, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on April 18, 2025).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on March 15, 2021).

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

4.14
Subscription Agreement, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023)

4.15
Subscription Agreement, dated as of September 20, 2024, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024)

4.16
Amendment No. 3 to Loan and Security Agreement, dated as of May 8, 2025, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2025)

4.17
Amendment to Standby Equity Purchase Agreement, dated July 8, 2025, by and between the Company and Yorkville (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025)

10.1+
Agreement for the Payment of Benefits Following Termination of Employment dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc. and Jeff Yurcisin (incorporated by reference to Exhibit 5.1 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.2+
Employee Inducement Performance Based Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.2 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.3+
Employee Inducement Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.3 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

10.4+
Letter of Transition by and between Grove Collaborative Holdings, Inc. and Stuart Landesberg (incorporated by reference to Exhibit 5.4 of the Company’s Form 10-Q filed with the SEC on November 9, 2023)

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

Date: August 7, 2025	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Tom Siragusa
		Name:	Tom Siragusa
		Title:	Interim Chief Financial Officer