Form 10-Q
period 2025-09-30
Grove Collaborative Holdings, Inc.
filed 2025-11-13
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The registrant had outstanding 41,387,655 shares of Class A common stock as of November 7, 2025.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	7
	Notes to the Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	45
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	74
Signatures		77

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

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$8,907	$19,627
Restricted cash, current	2,400	3,675
Inventory	19,984	19,351
Prepaid expenses and other current assets	3,224	2,288
Total current assets	34,515	44,941
Restricted cash, noncurrent	1,002	1,002
Property and equipment, net	3,779	3,677
Intangible assets, net	2,408	712
Operating lease right-of-use assets	10,956	12,532
Other long-term assets	1,987	2,146
Total assets	$54,647	$65,010
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,768	$6,800
Accrued expenses	8,811	11,546
Deferred revenue	5,133	6,340
Debt, current	900	—
Operating lease liabilities, current	2,748	1,636
Other current liabilities	1,138	742
Total current liabilities	27,498	27,064
Debt, noncurrent	6,600	7,500
Operating lease liabilities, noncurrent	10,840	12,949
Derivative liabilities	1,085	1,274
Total liabilities	46,023	48,787
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 25,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	24,772	24,772

Stockholders’ deficit:
Common stock, $0.0001 par value — 600,000,000 Class A shares authorized as of September 30, 2025 and December 31, 2024; 41,387,655 and 35,871,574 Class A shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; No shares and 200,000,000 Class B shares authorized as of September 30, 2025 and December 31, 2024, respectively; No shares and 3,913,149 Class B shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	642,494	639,960
Accumulated deficit	(658,646)	(648,513)
Total stockholders’ deficit	(16,148)	(8,549)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$54,647	$65,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$43,734	$48,280	$131,307	$153,924
Cost of goods sold	20,412	22,678	60,526	70,519
Gross profit	23,322	25,602	70,781	83,405

Operating expenses:
Advertising	3,154	2,820	8,683	7,312
Product development	1,626	4,802	5,612	13,864
Selling, general and administrative	21,273	24,726	66,215	76,444
Operating loss	(2,731)	(6,746)	(9,729)	(14,215)

Non-operating expenses (income):
Interest expense	292	2,942	943	11,188
Changes in fair value of derivative liabilities	25	(7,813)	(189)	(8,019)
Other income, net	(94)	(550)	(375)	(2,627)
Total non-operating expenses (income), net	223	(5,421)	379	542
Loss before provision for income taxes	(2,954)	(1,325)	(10,108)	(14,757)
Provision for income taxes	6	11	25	31
Net loss	$(2,960)	$(1,336)	$(10,133)	$(14,788)
Less: Accumulated dividends on redeemable convertible preferred stock	(375)	(174)	(1,125)	(474)
Net loss attributable to common stockholders, basic and diluted	$(3,335)	$(1,510)	$(11,258)	$(15,262)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.04)	$(0.29)	$(0.41)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,377,394	37,343,930	38,804,536	36,798,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	25	$24,772	39,785	$4	$639,960	$(648,513)	$(8,549)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	470	—	(521)	—	(521)
Stock-based compensation	—	—	—	—	969	—	969
Net loss	—	—	—	—		(3,547)	(3,547)
Balances as of March 31, 2025	25	$24,772	40,255	$4	$640,408	$(652,060)	$(11,648)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	608	—	(253)	—	(253)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	139	—	141	—	141
Stock-based compensation	—	—	—	—	1,378	—	1,378
Net loss	—	—	—	—	—	(3,626)	(3,626)
Balances as of June 30, 2025	25	24,772	41,002	4	641,674	(655,686)	(14,008)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	386	—	(289)	—	(289)
Stock-based compensation	—	—	—	—	1,109	—	1,109
Net loss	—	—	—	—	—	(2,960)	(2,960)
Balances as of September 30, 2025	25	$24,772	41,388	$4	$642,494	$(658,646)	$(16,148)

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	$8,122
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	274	—	(381)	—	(381)
Stock-based compensation	—	—	—	—	3,164	—	3,164
Net loss	—	—	—	—	—	(3,391)	(3,391)
Balances as of March 31, 2024	10	$10,000	38,182	$4	$631,991	$(624,481)	$7,514
Issuance of common stock upon exercise of stock options	—	—	7	—	6	—	6
Shares issued in connection with the Employee Stock Purchase Plan	—	—	166	—	235	—	235
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	598	—	(414)	—	(414)
Stock-based compensation	—	—	—	—	3,406	—	3,406
Net loss	—	—	—	—	—	(10,061)	(10,061)
Balances as of June 30, 2024	10	10,000	38,953	4	635,224	(634,542)	686
Issuance of Series A' Preferred Stock, net of issuance costs	15	14,842	—	—	—	—	—
Cancellation of Volition Warrant	—	—	—	—	(300)	—	(300)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	399	—	(288)	—	(288)
Stock-based compensation	—	—	—	—	2,758	—	2,758
Net loss	—	—	—	—	—	(1,336)	(1,336)
Balances as of September 30, 2024	25	$24,842	39,352	$4	$637,394	$(635,878)	$1,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(10,133)	$(14,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease modification	—	(3,139)
Stock-based compensation expense	3,456	9,268
Depreciation and amortization	1,287	7,401
Changes in fair value of derivative liabilities	(189)	(8,019)
Non-cash interest expense	270	2,811
Asset impairment charges	—	700
Inventory write-down	(577)	(1,883)
Other non-cash expenses	8	(133)
Changes in operating assets and liabilities:
Inventory	1,989	6,113
Prepaids and other assets	955	340
Accounts payable	(436)	1,318
Accrued expenses	(2,720)	(5,040)
Deferred revenue	(1,207)	(384)
Operating lease right-of-use assets and liabilities	579	(4,671)
Other liabilities	(207)	87
Net cash used in operating activities	(6,925)	(10,019)

Cash Flows from Investing Activities
Cash paid for acquisitions	(2,848)	—
Proceeds from sale of property and equipment	13	93
Purchase of property and equipment	(1,133)	(1,392)
Net cash used in investing activities	(3,968)	(1,299)

Cash Flows from Financing Activities
Payment of issuance costs related to preferred stock and SEPA	(18)	—
Payment on finance agreement	(118)	—
Payments related to stock-based award activities, net	(1,063)	(1,077)
Payment of debt issuance costs	—	(114)
Repayment of debt	—	(42,000)
Proceeds from issuance of redeemable convertible preferred stock	—	15,000
Proceeds from issuance under employee stock purchase plan	141	235
Payment of debt modification costs	(44)	—
Net cash used in financing activities	(1,102)	(27,956)

Net decrease in cash, cash equivalents and restricted cash	(11,995)	(39,274)
Cash, cash equivalents and restricted cash at beginning of period	24,304	94,863
Cash, cash equivalents and restricted cash at end of period	$12,309	$55,589

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure
Cash paid for taxes	$32	$45
Cash paid for interest	$436	$9,160

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$290
Debt issuance costs in accounts payable and accrued liabilities	$13	$119
Costs of debt extinguishment in accrued liabilities	$77	$—
Financing agreement entered into for prepaid insurance	$588	$—
Lease liabilities arising from obtaining operating lease right-of-use assets	$—	$6,506
Preferred Stock issuance costs, common stock issuance costs and costs to settle Additional Shares Liability in accounts payable and accrued liabilities	$25	$458
Cancellation of Volition Warrant	$—	$300

Reconciliation of cash, cash equivalents, and restricted cash:
	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$8,907	$50,762
Restricted cash, current	2,400	3,825
Restricted cash, noncurrent	1,002	1,002
Total cash, cash equivalents and restricted cash	$12,309	$55,589

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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 19, 2025. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $658.6 million as of September 30, 2025. The Company’s existing sources of liquidity as of September 30, 2025 include unrestricted cash and cash equivalents of $8.9 million and availability of debt from the Siena Revolver (defined in Note 6, Debt). The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on outstanding Preferred Stock (Note 9, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 8, Common Stock and Warrants) for the three and nine months ended September 30, 2025 and include the Backstop Warrants and Volition Penny Warrants for the three and nine months ended September 30, 2024 (Note 9, Redeemable Convertible Preferred Stock).
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
The Company depends on a limited number of vendors to supply products sold by the Company. For each of the three and nine months ended September 30, 2025 and 2024, the Company’s top five suppliers combined represented between 30% and 40% of the Company’s total inventory purchases.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets, inclusive of its right-of-use assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. There was no impairment of the Company’s long-lived assets recorded during the three and nine months ended September 30, 2025. There was no impairment charge and an impairment charge of $0.7 million for the three and nine months ended September 30, 2024, respectively.
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
The Company also provides a VIP membership to customers for an annual fee which includes the ability to receive free shipping, free gifts and early access to exclusive sales, all of which are available at the customers’ option, should they elect to make future purchases of the Company’s products within their annual VIP membership benefit period. New customers receive a free VIP membership for trial purposes, typically upon their first qualifying order. After the expiration of this free trial VIP membership period, customers may proactively enroll in a VIP membership via their account settings and pay an annual VIP membership fee. After a customer enrolls in VIP membership, the membership automatically renews until cancelled. The customer is alerted before any VIP membership renews.

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
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of September 30, 2025 and December 31, 2024, the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was nominal.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net:
Grove Brands	$17,518	$18,606	$52,956	$63,090
Third-party products	26,216	29,674	78,351	90,834
Total revenue, net	$43,734	$48,280	$131,307	$153,924

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Contractual Liabilities
The Company has two types of contractual liabilities from transactions with customers: (i) cash collections of VIP membership fees, which are included in deferred revenue and (ii) customer service credits, which are recognized in other current liabilities and as a reduction in revenue when provided to the customer. Contractual liabilities included in deferred revenue were $5.1 million and $6.3 million as of September 30, 2025 and December 31, 2024, respectively. Contractual liabilities included in other current liabilities were $0.1 million and immaterial as of September 30, 2025 and December 31, 2024, respectively. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the nine months ended September 30, 2025 that was previously included in deferred revenue and other current liabilities as of December 31, 2024 was $5.9 million and $0.1 million, respectively. Revenue recognized during the nine months ended September 30, 2024 that was previously included in deferred revenue and other current liabilities as of December 31, 2023 was $6.8 million and $0.1 million, respectively.
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

The Company’s fulfillment costs consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shipping and Handling	$6,790	$7,143	$19,984	$22,380
Fulfillment Labor	2,120	2,556	6,806	7,932
Payment Processing	1,111	1,181	3,255	3,703
Total fulfillment costs	$10,021	$10,880	$30,045	$34,015

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal years starting after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and will adopt ASU 2023-09 for the year ended December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.

On July 4, 2025, the tax law referred to as One, Big, Beautiful, Bill Act (“OBBB”) was signed into law, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions. Examples include the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The Company has done a preliminary analysis of the changes impacting the business and has determined that the aggregate impact, assuming various state tax legislation conforms to the OBBB, would not have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This update is intended to simplify the capitalization guidance by removing all references to prescriptive and sequential software development stages. ASU 2025-06 also requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 will be effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
3.    Acquisitions
In the first quarter of 2025, the Company, in separate transactions, acquired substantially all the assets and certain liabilities of MaddieBrit Products, LLC (“Grab Green”), a company engaged in providing eco-friendly cleaning products, and Tasty Greens, LLC (“8Greens”), a company engaged in providing healthy, nutrient-rich effervescent tablets and gummies (each an “Acquisition”, together the “Acquisitions”). Each Acquisition has been accounted for as a business combination. Consideration paid by the Company for each Acquisition consisted solely of cash.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at each acquisition date (in thousands):

	Grab Green	8Greens
Cash paid	$2,212	$636
Accounts receivable	785	608
Inventory	1,279	742
Customer relationships	441	696
Trademarks	304	537
Contingent liabilities	—	(133)
Accounts payable	(597)	(1,814)
Total net assets acquired	2,212	636

Intangible assets acquired will be amortized over periods ranging between 1 and 5 years.
Pro forma financial information related to the Acquisitions has not been presented as the effects of the acquisitions described above were not material to the Company’s condensed consolidated financial results. Revenue and net loss attributable to the Acquisitions have been included in the Company's condensed consolidated statement of operations since the date of each transaction and were not material for the periods presented.
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
The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 8, Common Stock and Warrants. As the number of outstanding Public Warrants and Private Placement Warrants did not change as a result of a previously effected reverse stock split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A Common Stock. As of September 30, 2025, the Public Warrants and Private Placement Warrants had a nominal value. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions for the date indicated:

	September 30, 2025	December 31, 2024
Fair value of common stock	$1.50	$1.40
Exercise Price	$57.50	$57.50
Risk-free interest rate	3.60%	4.26%
Expected term (in years)	1.79	2.50
Volatility	64.41%	79.86%
Dividend yield	—	—

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
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$7,658	$—	$—	$7,658
Total	$7,658	$—	$—	$7,658
Financial Liabilities:
Earn-Out Shares	$—	$—	$1,085	$1,085
Total	$—	$—	$1,085	$1,085

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
Private Placement and Public Warrants Liabilities
As of September 30, 2025, the Company has Private Placement and Public Warrants defined and discussed in Note 8, Common Stock and Warrants. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, is recognized in the statement of operations.
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Earn-Out Shares	Public Warrants	Private Placement Warrants	Total
Balance as of December 31, 2024	$1,257	$9	$8	$1,274
Change in fair value	(172)	(9)	(8)	(189)
Balances as of September 30, 2025	$1,085	$—	$—	$1,085

5.    Other Financial Statement Information
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Inventory purchases	$2,805	$1,657
Compensation and benefits	1,398	4,149
Advertising costs	300	558
Fulfillment costs	611	540
Sales taxes	899	1,106
Other accrued expenses	2,798	3,536
Total accrued expenses	$8,811	$11,546

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Intangible assets net consisted of the following (in thousands):

	September 30, 2025				December 31, 2024
	Weighted- Average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted- Average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	4.5	$1,101	$(130)	$971		$—	$—	$—
Trademarks	4.3	1,251	(470)	781	2.1	374	(318)	56
Grove.com domain name	N/A	656		656	N/A	656	—	656
Intangible Assets, net		$3,008	$(600)	$2,408		$1,030	$(318)	$712

The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Amount
Remainder of 2025	$106
2026	404
2027	400
2028	393
2029	386
Thereafter	63
Total	$1,752

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
6.    Debt
Siena Revolver

In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceed the borrowing capacity, the Company is required to prepay borrowings sufficient to eliminate the excess. Any such expected prepayments to be made within 12 months have been classified as a current liability on the Company’s balance sheet. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other long-term assets on the Company’s condensed consolidated balance sheet and are being amortized through the Siena Revolver’s scheduled maturity date. On July 16, 2024, the Company entered into Amendment No. 1 to Siena Revolver (“Siena Amendment No. 1”). Siena Amendment No. 1 modified certain terms related to how the Company’s available borrowing capacity is determined and when appraisals are required. Siena Amendment No. 1 did not modify any other terms related to the Siena Revolver, including maturity date or maximum borrowing capacity. On November 21, 2024, the Company entered into Amendment No. 2 to Siena Revolver (“Siena Amendment No. 2”). Siena Amendment No. 2 modified certain terms related to how the Company’s available borrowing capacity is determined, when appraisals are required and conditions that must be satisfied to consummate acquisitions and pay earn-outs. Siena Amendment No. 2 also eliminated certain contingencies related to the maturity date. Siena Amendment No. 2 did not modify any other terms related to the Siena Revolver, including maximum borrowing capacity.
On May 8, 2025, the Company entered into a third amendment to the Siena Revolver (“Siena Amendment No. 3”), which among other things, extended the maturity date of the Siena Revolver to April 10, 2028 and eliminated the financial covenant applicable to the Siena Revolver.
On September 26, 2025, the Company entered into a fourth amendment to the Siena Revolver (“Siena Amendment No. 4” and collectively with Siena Amendment No. 1, Siena Amendment No. 2, and Siena Amendment No. 3 the “Siena Amendments”), which among other things, amended the Siena Revolver to include certain qualifying cash balances held with third-party payment processors in the borrowing base, subject to such balances meeting specified eligibility criteria.
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
The Company accounted for the Siena Amendments under debt modification accounting due to the terms being deemed substantially similar. The Company paid $0.5 million of issuance costs related to the Siena Amendments which are included within other long-term assets on the Company’s condensed consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date.
In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company.
The Siena Revolver is collateralized by the Company’s accounts receivable, inventory balances and qualifying cash balances held with third-party payment processors. As of September 30, 2025, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver with an interest rate of 8.53%. As of September 30, 2025, additional borrowing capacity from the Siena Revolver was $0.7 million. The Siena Revolver is the Company’s only debt facility as of September 30, 2025 and December 31, 2024.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of September 30, 2025 and December 31, 2024, the Company had obligations to purchase $10.8 million and $9.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.3 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively, primarily related to the Company’s operating leases. No amounts have been drawn related to these letters of credit. The letters of credit have expiration dates through 2029.
Finance Agreement Payable

In July 2025, the Company entered into an agreement with a third party to finance certain insurance premiums over the 12 month policy. The amount financed is payable in 10 equal monthly installments, including interest, and matures in April 2026. Interest expense related to this agreement is not material, As of September 30, 2025, the outstanding balance owed by the Company was $0.5 million and included in other current liabilities on the Company’s condensed consolidated balance sheet.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out Shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of September 30, 2025, the Company did not meet any Earn-Out thresholds.
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
As of September 30, 2025, the following warrants were outstanding on an as-converted basis:

Warrant Type	Shares	Exercise Price
Public Warrants	1,460,146	$57.50
Private Placement Warrants	1,340,000	$57.50

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Public Warrants
The Public Warrants became exercisable into shares of the Company’s Class A common stock commencing on July 16, 2022 and expiring on July 16, 2027, or earlier upon redemption or liquidation. At the Closing Date, the Company assumed 8,050,000 public warrants. On June 16, 2023, the Company canceled 749,291 Public Warrants at the request of certain holders.
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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of September 30, 2025.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100.0 million of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of the Company’s common stock that may be issued under the Amended SEPA may be sold to Yorkville at the Company’s discretion from time to time and sales of the Company’s common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the remaining full commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily VWAP of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. The Company has deferred an aggregate $0.7 million of transaction costs related to the SEPA and Amended SEPA and will offset these costs against proceeds of any sales under the Amended SEPA. As of September 30, 2025, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. As of September 30, 2025, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2025	December 31, 2024
	Class A Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	1,340,000	—
Public Warrants	1,460,146	1,460,146	—
Backstop Warrants	775,005	775,005	—
Shares issuable upon conversion of redeemable convertible preferred stock	12,500,097	12,500,097	—
Other outstanding common stock warrants	471,818	362,000	111,895
Outstanding stock options	1,618,369	930,956	776,494
Outstanding restricted stock units	4,795,228	4,656,655	1,000
Shares available for issuance under 2022 Equity Incentive Plan	5,659,401	5,182,186	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	1,104,661	846,157	—
Total shares of common stock reserved	29,724,725	28,053,202	889,389
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Significant terms of the Series A Preferred Stock and Series A' Preferred Stock are identical except as noted below and are summarized as follows:

Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the board of directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A Common Stock payable in shares of Class A Common Stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends on the Preferred Stock as of September 30, 2025 was $2.2 million.

Liquidation

Upon any liquidation transaction, whether voluntary or involuntary, each holder of outstanding shares of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, whether such assets are capital, surplus or earnings, prior and in preference to any distribution of any of the assets of the Company to the holders of the Class A Common Stock or of any other stock or equity security, an amount in cash, equal to the greater of (i) the Preferred Stock original issuance price held by such holder plus any declared but unpaid dividends to which such holder of outstanding shares of the Preferred Stock is then entitled, if any, or (ii) the amount each holder of a share of the Preferred Stock would be entitled on an as-converted into Class A common stock basis, based on the then effective Conversion Price, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (without regard to any restrictions or limitations on conversion) immediately prior to such liquidation transaction. If, upon any Liquidation Transaction, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, the funds legally available for distribution to all holders of the Preferred Stock shall be insufficient to permit the payment to all such holders of the full liquidation preference amount, then the entire funds legally available for distribution shall be distributed ratably among the holders of the Preferred Stock ratably in proportion to the full preferential amounts to which they are entitled.

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
10.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2024	1,707,450	$7.34	3.64	$12
Cancelled/forfeited	(89,081)	$6.16
Balance – September 30, 2025	1,618,369	$7.41	3.03	$17
Options vested and exercisable – September 30, 2025	1,414,936	$5.76	2.69	$17
The total grant date fair value of options that vested during the nine months ended September 30, 2025 and 2024 was nominal. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 was nominal. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,433 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of September 30, 2025, the market-based vesting criteria had not been met and there is no unrecognized compensation expense related to these market-based stock options.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the nine months ended September 30, 2025:

	Number of Shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2024	4,657,655	$2.62
Granted	3,427,518	$1.52
Vested	(2,176,696)	$2.81
Forfeited	(1,113,249)	$2.81
Balance – September 30, 2025	4,795,228	$1.71

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

The CEO Award has a total aggregate value of $2.0 million. During the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.4 million, respectively, of stock-based compensation expense related to the CEO Award. During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.6 million, respectively, of stock-based compensation expense related to the CEO Award.

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
Stock-Based Compensation Expense
The Company recognized a total of $1.1 million and $2.8 million of stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively and $3.5 million and $9.3 million of stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively, primarily related to RSUs granted to employees and non-employees and the ESPP. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for each period presented. As of September 30, 2025, the total unrecognized compensation expense related to unvested options and RSUs was $5.7 million, which the Company expects to recognize over an estimated weighted average period of 2.1 years.

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
The table below is segment information for the periods presented and a reconciliation of segment information, including significant expenses, to consolidated net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Revenue, Significant Expenses and Net Loss:
Total revenue, net	$43,734	$48,280	$131,307	$153,924
Cost of goods sold	20,412	22,678	60,526	70,519
Gross profit	23,322	25,602	70,781	83,405

Less significant expenses:
Fulfillment costs	10,021	10,880	30,045	34,015
Advertising	3,154	2,820	8,683	7,312
Product development and other selling, general and administrative expenses(1)	11,348	10,690	37,039	39,624

Less other segment items:
Interest income	(94)	(549)	(375)	(2,628)
Other segment items(2)	1,853	3,097	5,522	19,870
Consolidated net loss	$(2,960)	$(1,336)	$(10,133)	$(14,788)

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
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
12.    Net Loss Per Share Attributable to Common Stockholders

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock	12,500,097	12,500,097	12,500,097	12,500,097
Restricted stock units	4,795,228	4,662,816	4,795,228	4,662,816
Public Warrants and Private Placement Warrants	2,800,146	2,800,146	2,800,146	2,800,146
Earn-Out Shares	2,602,412	2,602,412	2,602,412	2,602,412
Options	1,618,369	1,710,340	1,618,369	1,710,340
Common Stock Warrants	471,818	1,016,895	471,818	1,016,895
ESPP Shares	103,855	97,419	103,855	97,419
Total	24,891,925	25,390,125	24,891,925	25,390,125

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Examples of forward looking statements in this Form 10-Q include statements relating to future results of operations, the impact of the Tax Cuts and Jobs Act, the impact of our exiting brick and mortar retail, the future advantages in transitioning the operation of our ecommerce platform to third parties, factors affecting our future operating performance, the impact of our expense reduction efforts, our ability to raise funds and the sufficiency of our available resources to enable us to meet our obligations for at least one year.
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

We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We refer to this part of our business as “DTC.” In the fourth quarter of 2024, we made the decision to exit the business of selling Grove Co. products in brick and mortar retail channels. We expect our exit from brick and mortar retail to improve our profitability while having an insignificant impact on our revenue, and to be completed by the end of 2025.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our e-commerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $658.6 million as of September 30, 2025.
Legislative and Regulatory Developments

On July 4, 2025, the tax law referred to as One, Big, Beautiful, Bill Act (“OBBB”) was signed into law, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and extension of prior tax law under the Tax Cuts and Jobs Act (“TCJA”) and the introduction of new provisions. Examples include the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. We have performed an analysis of the changes impacting our business and have determined that the aggregate impact, assuming various state tax legislation conforms to the OBBB, does not have a material impact.

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
The following table presents our key operating metrics for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except DTC Net Revenue Per Order)	2025	2024	2025	2024
Financial and Operating Data
DTC Total Orders	619	708	1,881	2,213
DTC Active Customers	660	710	660	710
DTC Net Revenue Per Order	$67	$67	$66	$67

DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded and excludes reshipments of customer orders for any reason including damaged and missing products. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing the engagement and retention of existing customers. In the three and nine months ended September 30, 2025, reduced DTC Total Orders is largely the result of lower advertising spend across 2024 and prior years which in turn led to fewer new customer acquisitions and therefore fewer repeat customer orders due to the recurring order nature of the business, and disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers, which counteracted the increase in advertising spend in the three and nine months ended September 30, 2025.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three and nine months ended September 30, 2025, the reduction in DTC Active Customers is largely the result of lower advertising spend across 2024 and prior years, which in turn led to fewer new customer acquisitions and fewer repeat orders. Additionally, the decrease is also due in part to disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order remained consistent in the three months ended September 30, 2025 compared to the prior year comparative period. For the nine months ended September 30, 2025, DTC Net Revenue Per Order decreased as a result of an increase in lower value recurring orders and the elimination of certain customer fees in 2024, partially offset by improved promotional strategies resulting in reduced discounts offered to customers.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands, except percentages)
Net loss	$(2,960)	$(1,336)	$(10,133)	$(14,788)
Stock-based compensation	1,109	2,758	3,456	9,268
Depreciation and amortization	421	2,774	1,287	7,401
Changes in fair value of derivative liabilities	25	(7,813)	(189)	(8,019)
Interest income	(94)	(549)	(375)	(2,628)
Interest expense	292	2,942	943	11,188
Restructuring and severance related costs(1)	—	1,181	—	466
Transaction related costs (2)	—	—	1,275	—
Provision for income taxes	6	11	25	31
Total Adjusted EBITDA	$(1,201)	$(32)	$(3,711)	$2,919
Net loss margin	(6.8)%	(2.8)%	(7.7)%	(9.6)%
Adjusted EBITDA margin (loss)	(2.7)%	(0.1)%	(2.8)%	1.9%

(1)Restructuring expenses for the three months ended September 30, 2024 consisted solely of costs related to the move to a new distribution facility in Nevada. Restructuring expenses for the nine months ended September 30, 2024 consisted of a $3.1 million gain from the modification of our lease at our San Francisco headquarters offset by $1.5 million in severance-related charges and $2.1 million of costs related to the closure of our facility in Missouri and our move to a new distribution facility in Nevada.

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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, as a result of decreases in fulfillment costs largely driven by lower sales and our cost management initiatives. In November 2025, we executed a reduction in force as part of an initiative to streamline selling, general, and administrative expenses, which is expected to lower our ongoing cost structure and deliver savings beginning in the fourth quarter. While these actions are anticipated to generate longer-term efficiencies, the immediate cash savings are expected to be offset by severance and other costs incurred related to the reduction in force.

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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$43,734	$48,280	$131,307	$153,924
Cost of goods sold	20,412	22,678	60,526	70,519
Gross profit	23,322	25,602	70,781	83,405

Operating expenses:
Advertising	3,154	2,820	8,683	7,312
Product development	1,626	4,802	5,612	13,864
Selling, general and administrative	21,273	24,726	66,215	76,444
Operating loss	(2,731)	(6,746)	(9,729)	(14,215)

Non-operating expenses (income):
Interest expense	292	2,942	943	11,188
Changes in fair value of derivative liabilities	25	(7,813)	(189)	(8,019)
Other income, net	(94)	(550)	(375)	(2,627)
Total non-operating expenses (income), net	223	(5,421)	379	542
Loss before provision for income taxes	(2,954)	(1,325)	(10,108)	(14,757)
Provision for income taxes	6	11	25	31
Net loss	$(2,960)	$(1,336)	$(10,133)	$(14,788)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	100%	100%	100%	100%
Cost of goods sold	47	47	46	46
Gross profit	53	53	54	54

Operating expenses:
Advertising	7	6	7	5
Product development	4	10	4	9
Selling, general and administrative	49	51	50	50
Operating loss	(6)	(14)	(7)	(9)

Non-operating expenses (income):
Interest expense	1	6	1	7
Changes in fair value of derivative liabilities	—	(16)	—	(5)
Other income, net	—	(1)	—	(2)
Total non-operating expenses (income), net	1	(11)	—	—
Loss before provision for income taxes	(7)	(3)	(8)	(10)
Provision for income taxes	—	—	—	—
Net loss	(7)%	(3)%	(8)%	(10)%

Comparisons of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Revenue, net:
Grove Brand	$17,518	$18,606	$(1,088)	(6)%	$52,956	$63,090	$(10,134)	(16)%
Third-party product	26,216	29,674	(3,458)	(12)	78,351	90,834	(12,483)	(14)
Total revenue, net	$43,734	$48,280	$(4,546)	(9)%	$131,307	$153,924	$(22,617)	(15)%

Revenue decreased by $4.5 million, or 9%, and $22.6 million, or 15%, for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, respectively. This decline was primarily driven by a decrease in DTC Total Orders from lower advertising expenses in previous periods and temporary disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers for both the three and nine months ended September 30, 2025, respectively, compared to the prior year comparative periods.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Cost of goods sold	$20,412	$22,678	$(2,266)	(10)%	$60,526	$70,519	$(9,993)	(14)%
Gross profit	23,322	25,602	(2,280)	(9)%	70,781	83,405	(12,624)	(15)%
Gross margin	53%	53%			54%	54%

Cost of goods sold decreased by $2.3 million, or 10%, and $10.0 million, or 14%, for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to a decrease in DTC Total Orders.
Gross margin in the three months ended September 30, 2025 increased by 30 basis points, compared to the three months ended September 30, 2024, primarily due to improved promotional strategies resulting in reduced discounts offered to customers and a product sales mix favoring higher margin products.
Gross margin in the nine months ended September 30, 2025 decreased by 28 basis points, compared to the nine months ended September 30, 2024, due to the elimination of certain per order fees charged to our customers, partially offset by improved promotional strategies resulting in reduced discounts offered to customers.

Operating Expenses
Advertising Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Advertising	$3,154	$2,820	$334	12%	$8,683	$7,312	$1,371	19%
Advertising expenses increased by $0.3 million, or 12%, and $1.4 million, or 19% for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 driven by increases in online advertising and television advertising expenses, offset by decreases in performance partnerships and shopper marketing expenses following our exit from brick-and-mortar retail.

Product Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Product development	$1,626	$4,802	$(3,176)	(66)%	$5,612	$13,864	$(8,252)	(60)%
Product development expenses decreased by $3.2 million, or 66%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a $2.1 million decrease in amortization expenses related to certain internally developed software which was fully amortized at the end of fiscal year 2024, a $0.7 million decrease in salaries from reductions in headcount and a $0.3 million decrease in consulting fees.
Product development expenses decreased by $8.3 million, or 60%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a $4.2 million decrease in amortization expenses related to certain internally developed software which was fully amortized at the end of fiscal year 2024, a $2.7 million decrease in salaries and stock based compensation from reductions in headcount and a $1.1 million decrease in severance-related expenses.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Selling, general and administrative	$21,273	$24,726	$(3,453)	(14)%	$66,215	$76,444	$(10,229)	(13)%
Selling, general and administrative expenses decreased by $3.5 million, or 14%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Stock-based compensation decreased by $1.5 million and corporate salaries decreased by $0.5 million, both driven by reductions in headcount. Additionally, fulfillment costs decreased by $0.9 million due to a lower volume of orders.
Selling, general and administrative expenses decreased by $10.2 million, or 13%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Stock-based compensation decreased by $5.4 million and corporate salaries decreased by $1.2 million, both driven by reductions in headcount. Additionally, fulfillment costs decreased by $4.0 million due to a lower volume of orders. Depreciation expense decreased by $2.0 million primarily due to accelerated depreciation associated with the closure of our Missouri facility in the prior period that did not recur in the current period, and asset impairment charges decreased by $0.7 million related to the asset impairment in June 2024. These decreases were offset by the absence of a $3.1 million gain recorded in the prior period related to a partial lease termination of our San Francisco office that occurred in March 2024 and a $1.2 million increase in certain fees and expenses to support our acquisitions.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Interest expense	$292	$2,942	$(2,650)	(90)%	$943	$11,188	$(10,245)	(92)%
Interest expense decreased by $2.7 million, or 90%, and $10.2 million, or 92%, for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024 primarily due to the extinguishment of our term debt facility in 2024.

Non-operating income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except percentages)
Changes in fair value of derivative liabilities	$25	$(7,813)	$7,838	**	$(189)	$(8,019)	$7,830	**
Other income, net	(94)	(550)	456	(83)%	(375)	(2,627)	2,252	(86)%
**Change not meaningful
The change in the fair value of derivative liabilities for the three and nine months ended September 30, 2025, was driven by the changes in our stock price from December 31, 2024 through September 30, 2025. The change in the fair value of derivative liabilities for the three and nine months ended September 30, 2024, was driven by the changes in our stock price from December 31, 2023 through September 30, 2024 and by changes in the fair value of the Structural Derivative Liability related to our term loan we extinguished in 2024.
Other income decreased by $0.5 million, or 83%, and $2.3 million, or 86%, for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to lower on-hand cash as a result of the extinguishment of our term loan in 2024.

Liquidity, Capital Resources and Requirements
As of September 30, 2025, we had $8.9 million in unrestricted cash and cash equivalents (which excludes restricted cash of $3.4 million). We incurred negative cash flows from operating activities of $6.9 million for the nine months ended September 30, 2025. We have incurred significant losses since inception and have an accumulated deficit of approximately $658.6 million. To date, we have funded our operations principally through redeemable convertible preferred stock and common stock financings, the incurrence of debt and the closing of the Business Combination. We have total outstanding indebtedness of $7.5 million as of September 30, 2025.
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
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $0.7 million as of September 30, 2025. On May 8, 2025, the Company entered into a third amendment to the Siena Revolver which, among other things, extended the maturity date of the Siena Revolver to April 10, 2028 and eliminated the financial covenant applicable to the Siena Revolver. On September 26, 2025, the Company entered into a fourth amendment, which among other things, amended the Siena Revolver to include certain qualifying cash balances held with third party processors in the borrowing base, subject to such balances meeting eligibility criteria.
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

On July 18, 2022, we entered into the SEPA, whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock, subject to certain conditions. On July 8, 2025, we and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to the Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. Unless our average stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of September 30, 2025, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of October 31, 2025, under the terms of the SEPA we would be able to raise additional gross proceeds of approximately $8.1 million.
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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facility, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of September 30, 2025, we had $10.8 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 7 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2024 and December 31, 2023 included in Form 10-K filed with the SEC on March 19, 2025.
Loan Facility
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceeds the borrowing capacity, we are required to prepay borrowings sufficient to eliminate the excess. As of September 30, 2025, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $0.7 million.

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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change

	(in thousands)
Net cash used in operating activities	$(6,925)	$(10,019)	(30.9)%
Net cash used in investing activities	(3,968)	(1,299)	205.5%
Net cash used in financing activities	(1,102)	(27,956)	(96.1)%
Net decrease in cash, cash equivalents and restricted cash	$(11,995)	$(39,274)
Operating Activities
Net cash used in operating activities of $6.9 million for the nine months ended September 30, 2025 was primarily attributable to our net loss of $10.1 million, non-cash adjustments of $4.3 million, and a net increase in our operating assets and liabilities of $1.0 million. Non-cash adjustments consisted primarily of a $3.5 million stock-based compensation expense, $1.3 million in depreciation and amortization and $0.3 million in non-cash interest expense, offset by $0.6 million of inventory write-downs and a $0.2 million of change in fair value of derivative liabilities. The change in operating assets and liabilities primarily resulted from a $3.2 million decrease in accrued expenses and accounts payable, a $1.2 million decrease in deferred revenue and a $0.2 million decrease in other liabilities, offset by a $2.0 million decrease in inventory, a $1.0 million decrease in prepaid expenses and other assets and a $0.6 million net decrease in operating lease right-of-use assets and liabilities.
Net cash used in operating activities of $10.0 million for the nine months ended September 30, 2024 was primarily attributable to our net loss of $14.8 million, non-cash adjustments of $7.0 million, and net increase in our operating assets and liabilities of $2.2 million. Non-cash adjustments consisted primarily of a $9.3 million stock-based compensation expense, $7.4 million in depreciation and amortization activity, $2.8 million non-cash interest expense, partially offset by a $3.1 million gain on lease modification and $1.9 million of inventory write-downs. The change in operating assets and liabilities primarily resulted from a $4.7 million net decrease in operating lease right-of-use assets and liabilities, a $3.7 million net decrease in accounts payable and accrued expenses, and a $0.4 million decrease in deferred revenue and other liabilities, partially offset by a $6.1 million decrease in inventory.
Investing Activities
Net cash used in investing activities of $4.0 million for the nine months ended September 30, 2025 was primarily due to $2.8 million of cash paid for strategic acquisitions and $1.1 million for the purchase of property and equipment.
Net cash used in investing activities of $1.3 million for the nine months ended September 30, 2024 was primarily due to the capitalization of internally developed software costs, partially offset by proceeds from sale of property and equipment.
Financing Activities
Net cash used in financing activities of $1.1 million for the nine months ended September 30, 2025 primarily consists of payments related to stock-based award activities during each period offset by proceeds related to our employee stock purchase plan.

Net cash used in financing activities of $28.0 million for the nine months ended September 30, 2024 primarily consists of a payment on the outstanding principal balance of the Structural Debt Facility of $42.0 million partially offset by gross proceeds of $15.0 million received in exchange for 15,000 shares of the Company’s Series A Preferred Stock.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of September 30, 2025.
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our corporate cost-cutting initiatives and headcount reductions could disrupt our business and may not achieve our objectives.
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

From our launch in 2012 through 2021, we experienced rapid growth in our revenues and expansion of our business operations. Beginning in 2022, we have experienced declines in revenues. In response to these business declines and in an effort to stabilize our business, we have undertaken a series of measures to cut our operating expenses and achieve Adjusted EBITDA profitability. These changes in our business model have placed significant demands on our management, financial, operational, technological and other resources. Our ability to achieve profitable growth in the future depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; continue to innovate and introduce new products; maintain and improve our technology platform supporting our e-commerce business; expand our supplier and fulfillment capacities; drive operational efficiency; and maintain quality control over our product offerings. These challenges have been compounded by recent trends in the macroeconomic environment, with tariffs, increased inflationary pressure on consumer spending, increased interest rates and reduced access to capital constraining liquidity, all of which may cause us to reduce spending in areas that historically drive growth and which could materially adversely affect our business.

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

Historically, we relied on a homegrown ecommerce platform that required ongoing investment to stay current with industry trends and consumer expectations. To, among other anticipated benefits, streamline operations, provide customers with a better shopping experience, free up resources that had been used to maintain standard ecommerce functionality, support brand growth by improving onsite conversion and unlock continuous innovation, we have migrated our legacy platform to third-party technology service providers. In effecting the transition, we have experienced and expect to continue experiencing disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing, among others. These disruptions have adversely impacted our results of operations. If we continue to experience delays, disruptions or interferences with respect to significant aspects of the new platform and related services, our business and results of operations may be materially and adversely affected.

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

We have incurred significant losses since our inception. For the years ended December 31, 2024 and 2023 we incurred net losses of $27.4 million and $43.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $658.6 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we enhance our online direct-to-consumer website and mobile application and increase our marketing expenditure and efforts. Historically, Grove has devoted most of its financial and other resources on sales and marketing; continued expansion of product selection; research and development related to our products; and general administration expenses, including legal, accounting and other expenses. We may not succeed in increasing our revenues, which historically have been reliant on our online direct-to-consumer website and mobile application, in a manner that will be sufficient to offset these expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA to extend the term to August 1, 2027. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to the Exchange Cap, unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of October 31, 2025, under the terms of the Amended SEPA we would be able to raise gross proceeds of approximately $8.1 million, subject to the practical limitations in light of our trading volume. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Amended SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Amended SEPA will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Amended SEPA, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Amended SEPA. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

While we may opportunistically seek access to additional funds by utilizing the Amended SEPA, through additional public or private equity offerings or debt financings, through partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce our investments in advertising and other strategic initiatives planned for future growth, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

We have historically acquired a significant number of our customers through digital advertising on social media channels owned by Meta and Alphabet that may, along with other social media platforms we may engage, terminate their agreements with us at any time or introduce factors beyond our control, such as such as adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience; increase pricing; and change their policies which may have the effect of negatively impacting advertising through these channels, all of which could impact our ability to attract new customers. We have also diversified our marketing initiatives designed to acquire customers. New acquisition channels may not perform as well as our historical social media advertising channels. Our efforts to diversify customer acquisition channels may not be effective, which could negatively affect our results of operations. Customer acquisition costs may fluctuate and rise on the channels that have been successful for us historically and on new channels that we are introducing. Rising costs may limit our ability to expand or maintain our acquisition efforts which could negatively affect our results of operations.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes relating to our executive management team and key employees resulting from the departure of executives and key employees and the hiring of new executives and key employees. For example, the employment of our Chief Financial Officer and Chief Technology Officer recently terminated and our board of directors recently appointed an interim Chief Financial Officer who became our Chief Financial Officer in October 2025. We also implemented a reduction in force that resulted in the loss of executives and key employees. Such changes may be disruptive to our business. We do not have employment agreements with any of our executive officers or key personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

Our corporate cost-cutting initiatives and headcount reductions could disrupt our business and may not achieve our objectives.

We have undertaken several cost-saving initiatives over the past two years, including most recently a reduction in our corporate workforce of approximately 30% in November 2025 to reduce our sales, general and administrative expenses. The cost-saving initiatives we have taken are intended to decrease expenses and to help us conserve cash. Our cost-saving initiatives may be disruptive to our operations and there is no guarantee that they will achieve the intended benefits. For example, our headcount reductions could result in negative consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of expertise and institutional knowledge, attrition beyond the intended number of employees, and decreased morale among our remaining employees. We may also be unsuccessful in distributing to remaining employees duties and obligations of departing employees that are still important to our business. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, any employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business. In sum, while our cost-saving initiatives are meant to benefit our business, they could negatively impact our business, financial condition and results of operations.

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

The risk of unauthorized circumvention of our security measures or those of our third-party providers, has been heightened by the increased use of the Internet and telecommunications technologies (including mobile and other connected devices) to conduct financial and other business transactions, advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures. Our applications, systems, networks, software and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, such as where third parties fraudulently induce our personnel or our consumers to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Third-party criminals regularly attempt to exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by us or our vendors. Improper access to our systems or databases could result in the theft, publication, deletion or modification of personal information, confidential or proprietary information, financial information and other information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations, or for consumer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of September 30, 2025, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 5,659,401. The Compensation Committee of the board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

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

4.14
Subscription Agreement, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023)

4.15
Subscription Agreement, dated as of September 20, 2024, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024)

4.16
Amendment No. 3 to Loan and Security Agreement, dated as of May 8, 2025, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2025)

4.17
Amendment to Standby Equity Purchase Agreement, dated July 8, 2025, by and between the Company and Yorkville (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025)

4.18
Amendment No. 4 to Loan and Security Agreement, dated as of September 26, 2025, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025)

5.1*+	Agreement for the Payment of Benefits Following Termination of Employment dated as of October 23, 2025, by and between Grove Collaborative Holdings, Inc. and Tom Siragusa

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

10.5*+	Form of Director Restricted Stock Unit Award Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: November 13, 2025	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Tom Siragusa
		Name:	Tom Siragusa
		Title:	Chief Financial Officer