Form 10-K
period 2025-12-31
Grove Collaborative Holdings, Inc.
filed 2026-03-05
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Based on the closing price of our Class A Common stock on June 30, 2025 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of voting and non-voting common stock held by non-affiliates was $44.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 42,023,693 shares of Class A Common Stock as of February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act")) about us and our industry that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements, because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in Part I, Item 1A, “Risk Factors,” and other factors set forth in other parts of this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations regarding our future results of operations and financial condition, including expectations regarding our future revenue and achieving profitability, growth of our business, the effect of regulatory compliance on our future financial results, the impact of exiting brick and mortar retail, our expectations regarding sales, general and administrative, advertising, fulfillment and product development costs in 2026; the advantages and impacts of transitioning to a new technology platform; our available resources providing sufficient funds to enable us to meet our financial obligations for at least one year; our critical accounting estimates; the effect of macroeconomic factors, including supply chain disruptions, tariffs, and inflationary pressures; anticipated trends, growth rates, and challenges in our business; and the impacts of our restructuring efforts.

Part I
Item 1. Business

Unless the context otherwise requires, all references in this subsection to the “Company,” “Grove,” “we,” “us” or “our” refer to Grove Collaborative Holdings, Inc. and its consolidated subsidiary following the Business Combination (as defined below), other than certain historical information that refers to the business of Grove Collaborative, Inc. prior to the consummation of the merger with Virgin Group Acquisition Corp. II. Such merger is referred to herein as the “Business Combination”. “Legacy Grove” refers to the Company prior to the Business Combination.
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
Grove is a human health and sustainability-oriented consumer products company. We use our connection with consumers to create and curate authentic, disruptive brands and products. Grove builds natural products that perform as well as or better than many leading consumer packaged goods (“CPG”) brands (both conventional and natural), while being healthier for consumers and the planet.
Grove’s distribution strategy enables us to reach consumers any time, anywhere they want to shop. We operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove-owned brands (“Grove Brands”) and partner with other leading natural and mission-based CPG brands, providing consumers a selection of curated products across many categories and brands. In the year ended December 31, 2025, we generated approximately 41% of our net revenue from Grove Brands, with 73% of that net revenue from home care products. As we grow our product assortment and distribution in our other categories including health and wellness, beauty, and personal care, we expect the contribution of sales from these categories to increase.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We have a history of doing well by doing good. Since our inception, we have invested heavily in building out both our Grove DTC platform and our Grove Brands. Over this period we have operated at a loss with an accumulated deficit of $660.2 million as of December 31, 2025. We have experienced declining revenues in recent years. Revenues for the years ended December 31, 2025 and 2024 were approximately 15% and 22% lower than in their respective previous years. The decline resulted primarily from our reductions in advertising spend, the impact of the ecommerce platform migration, and our strategic shift toward achieving Adjusted EBITDA profitability. While we continue to believe that there are long term growth trends in the reduced-plastic waste and personal health industries and that we will be able to grow our business in the long run, consumer behavior patterns, ongoing impact of ecommerce platform migration and macro-economic factors will continue to be a risk to our business and will continue to adversely impact our financial performance for at least the near to medium term.
Our key long-term strategic advantage comes from a combination of our authentic mission and our direct relationships with customers. We have gained differentiated insights on consumer preferences and provided a platform for them to tell us what they value in each product category we carry. We paired the insight we have gained from our customers with our product innovation capabilities, and in 2016 we launched Grove Co., our flagship home care brand. We have since established Grove Co. as the largest brand by revenue on our DTC platform.
After building a robust portfolio of efficacious, good-for-the-world products, we expanded to offer our Grove Brand products in brick-and-mortar retail stores in 2021 in addition to operating our DTC platform. In October 2024, we made the strategic decision to wind down our brick-and-mortar retail business, which was completed in 2025. We continue to actively pursue opportunities to develop and expand our sales on third-party ecommerce platforms.

Our Purpose
We believe consumers are increasingly seeking products that support healthier homes and reduce environmental impact, without compromising performance or convenience. It is our belief that we need to create business models and products designed to meet these expectations through responsible ingredient and material choices and a focus on reducing environmental footprint.
Our commitment to sustainability is a core differentiator of our Company. We are addressing single-use plastic, carbon emissions, and forest degradation as the most material issues to our business and our industry. We believe these objectives also intersect areas of growing consumer interest and demand, and we have set ambitious goals to lead across these three objectives.
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
We believe that authentic commitment to our vision, and to “doing well by doing good,” is a durable competitive advantage. As a way to codify our values, Grove became a public benefit corporation (“PBC”) in 2021. We are devoted to the development, promotion and distribution of consumer products as a positive force for environmental and human health. As a PBC, we have a legal duty to prioritize not just stockholders’ financial interests, but also the best interest of those materially affected by our business operations, including consumers, employees, partners, the environment and the communities in which we operate. In addition, Grove is a Certified B Corporation, meaning we adhere to rigorous third-party standards for prioritizing social, environmental and community well-being, and our performance is independently audited against this framework. In 2024, Grove Collaborative was recertified as a B Corporation, earning a score of 100.9 – more than 20 points higher than our 2020 recertification. Our next recertification will occur in 2027.
Value Proposition to Consumers
We believe that sustainability is critical. Grove’s products offer a unique blend of sustainability, efficacy, consumer centricity and modern design offered at accessible prices and supported by exceptional customer service and a strong online community. Every product Grove offers - from its flagship brand of sustainably powerful home care essentials, Grove Co., to its exceptional third-party brands - has been vetted against the Grove Standard, including strict ingredients standards, 100% plastic neutral orders, carbon neutral shipments, and high quality performance, in addition to being cruelty-free and ethically produced. Our product offerings help consumers reduce their single use plastic usage. Products from Grove owned brands make it easy for consumers to make safe and sustainable choices for themselves and their families. Our products do not include anything on our anti-ingredients list, and everything we carry meets our rigorous standards. In addition to prioritizing plant-based ingredients, the Grove Standard lists all of the anti-ingredients you’ll never find in our products, from parabens to phosphates and triclosan.
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
The Grove Co. Brand
The Grove Co. brand is a market leader in products that contain little to no single-use plastic, or are refillable or reusable – as defined by our Beyond Plastic™ standard. Both for our Grove Co. brand and site-wide, we track our plastic footprint and our plastic intensity – defined as the weight of plastic sold per $100 of net revenue. Grove Co. products allow consumers to care for their homes with products that meet their sustainability objectives as well as their expectations for natural formulas that promote human health and healthier homes. With an assortment of products ranging from household cleaners to hand and dish soaps to tree-free home tissues and laundry detergent, Grove Co. is the largest brand on our DTC platform.

Third-Party Brands
In addition to Grove brands, we offer a curated portfolio of over 400 third-party brands on our DTC platform and provide consumers with a selection of over 7,000 third-party products. These brand relationships provide customers with breadth across product categories, while reinforcing Grove’s position as a destination for discovery and providing us with valuable data on customer purchasing behavior and preferences.
We carry a wide range of clean and natural products within home, beauty and personal care, including products aimed at baby and pet care. Since our inception, we have attracted and maintained strong relationships with a diverse group of clean and natural brands within home care, beauty and personal care, from emerging brands such as Caraway, Cocofloss, ATTITUDE and Homecourt to globally recognized brands such as Mrs. Meyers, Seventh Generation, Method, and Burt’s Bees. Prior to onboarding new brand partners, all brands undergo a thorough review process to ensure they meet our rigorous sustainability criteria, including goals to reduce and eliminate plastic, safe and transparent ingredient standards, certified cruelty-free products, and ethical production.
We take a data-driven approach to category expansion by leveraging the insights garnered through our DTC platform. By carrying third-party products, we are not only able to better serve our customers by providing a wider product assortment, but we are able to understand both category demand and the product attributes that our consumers value before investing in development of our own products.
We offer a highly compelling proposition to our third-party brands by providing access to nearly 600,000 environmentally-conscious and digitally-savvy customers who shopped on our DTC platform in 2025. We consider these third-party brands to be important long-term partners both in serving our customers on our digital platform and in changing the industry for the better. We expect to continue to collaborate with these brands to help bring their complementary products to consumers while also executing on our strategy to make our DTC platform a destination for consumer discovery. Over the long term, we do not view the trends driving Grove’s business as winner-take-all. Instead, we believe that lifting the industry towards increased environmental and human health will be the “new normal” and will materially benefit Grove.
Environmental and Human Health
Grove’s corporate sustainability ethos and sustainable product offering are our primary differentiators. Our customers seek carefully created and curated products that align with their values around environmental health and safety. As part of that value proposition, we pride ourselves on our industry-leading sustainability work in areas relevant to our business: plastic, forests, and carbon.
Plastic
The health and personal care (“HPC”) industry has been built on seemingly cheap and disposable single-use plastic packaging. As consumers awaken to the reality of the plastic pollution crisis, they are urgently and increasingly demanding new solutions.
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
Carbon
Our goal is to decouple the growth of our business from our carbon footprint through a focus on mitigation and supplier engagement. For our remaining emissions, we are committed to offset purchases, with a focus on nature-based projects which prioritize habitat protection, biodiversity and supporting local and indigenous communities. Since 2019, Grove has operated carbon neutral facilities and customer shipping. In 2025, Grove’s science-based targets were approved by the Science Based Targets Initiative (“SBTi”) – a major step in our commitment to reduce our company emissions. Grove’s science based targets will guide our advocacy efforts and relationship with industry partners and suppliers to push for decarbonization, rather than using offsetting as a standalone strategy to reach our climate goals.
Healthier Homes
Sustainability is not just about protecting the planet – it’s also about protecting the people who call it home. Grove upholds strict human health standards across both our owned brands, including Grove Co., and the 400+ carefully vetted brands spanning all product categories. We maintain a formal list of more than 10,000 banned or restricted ingredients across all categories, a list grounded in globally recognized chemical safety principles and closely aligned with the precautionary approach used in EU frameworks.
Our Customers
We seek to build a brand that appeals to a broad consumer population, and we have found that our customer base is diverse and expansive, reinforcing our belief that our product offerings, brands, and value proposition span gender, age, geography, ethnicity, and household income across the United States. We regularly conduct surveys, and, based on customer feedback, we believe that our typical customer cares deeply about their family and their homes, seeks safe and effective products, and is conscientious about the impact they have on themselves and the planet. Motivated by a desire to learn and discover, they are spending more time engaging with the natural HPC category and making sustainable choices as part of their environmental- and health- conscious lifestyle.
Our Distribution Strategy
We reach consumers through our DTC and other ecommerce channels. Our approach enables us to reach more customers with differentiated offerings.
DTC Platform
Our website enables consumers to view our entire product portfolio including Grove Brand and third-party products across a variety of categories. Through the website, we offer customers exclusive deals and offers, share newly launched products and display our wide array of seasonal bundles. We offer customers our flexible subscribe-and-earn shipment service to help them stay on top of their home care regimen, as well as non-subscription options to ship as needed. Customers can subscribe to individual products at appropriate cadences to make sure they never run out. In December 2025, we launched our Green Rewards customer loyalty program, which enables our customers to earn a rewards balance from purchases and other activities that these customers can apply to future purchases.
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
Retail
We expanded into brick-and-mortar retail in April 2021, with the launch of a curated assortment of Grove Co. best sellers in cleaning, hand and dish categories at Target, in a nationwide partnership both in store and on Target.com. We believe we can deliver higher returns by focusing our investment in our DTC channels, and, as such completed the wind down of our brick-and-mortar distribution strategy in 2025, although we still maintain selling relationships with select ecommerce and digital channel partners.
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
Fulfillment
We have two fulfillment centers dedicated to our DTC platform, which have enabled us to achieve an approximate average delivery time of two days for customer deliveries. We also regularly work to optimize and automate our operations to improve our margin profile while ensuring a seamless shopping experience for customers.
Supply Chain
We maintain a diversified global supply chain for sourcing our Grove products to help ensure product quality and integrity. All product suppliers and third party brands are required to sign Grove’s Code of Conduct in order to ensure honesty and integrity in all business practices throughout Grove’s supply chain. In addition, Grove’s social compliance program helps to ensure equitable, healthy and safe working conditions. Grove requires all our direct finished producers in a non-low-risk country (according to amfori) to be audited according to the amfori Business Social Compliance Initiative (“amfori BSCI”) standard. We monitor for social compliance and continuous improvement in accordance with amfori’s BSCI Code of Conduct. We evaluate our producers on various areas, such as fair wages, decent working hours, occupational health and safety, and more.
Grove is also committed to taking meaningful action on climate, including advocating for policy change that enables decarbonization at scale and engaging with our suppliers on their direct emissions. Since 2020, Grove has measured its carbon emissions under the Greenhouse Gas Protocol, which is the world’s most widely used greenhouse gas accounting standard. Developing a full greenhouse gas emissions inventory by measuring Scope 1 (from sources we own directly), and Scopes 2 and 3 (from indirect sources) emissions helps Grove understand our full value chain emissions and focus our efforts on the greatest reduction opportunities. We recognize that the majority of our carbon footprint comes from both upstream and downstream sources. That’s why we are proud to announce our science-based targets were officially approved by SBTi in 2025. Grove also maintains carbon neutral customer shipping and facilities. We have pledged to reduce emissions in alignment with science based targets and to reduce our emissions in line with what the science tells us is needed to avoid the worst effects of climate change. We are also committed to source offsets from long-term, nature-based, community-led solutions.
Competition
The markets in which we compete are evolving rapidly and intensely competitive, and we face a broad array of competitors from many different industry sectors.

Our business includes a variety of product types and delivery channels. Our current and potential competitors include: (1) companies that sell household and personal care products online and in physical stores; (2) physical, ecommerce, and omnichannel retailers, vendors, distributors, and manufacturers of the products we offer and sell to consumers; and (3) web search engines, comparison shopping websites, social networks, and other online and app-based means of discovering, using, or acquiring goods, either directly or in collaboration with other retailers. We compete based on various product attributes, including sustainability, price, and quality.
We compete with producers of household and personal care products and ecommerce and traditional sales outlets. Some of our competitors are also our partners and we distribute their products. Some of our current and potential competitors have longer histories, larger fulfillment infrastructures, better established wholesale and retail distribution networks, faster shipping times, lower-cost shipping, lower operating costs, larger consumer bases, and greater control over inputs critical to our business such as financial, marketing, institutional and other resources, and larger consumer bases than we do. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, and devote more resources to research and development, technology, infrastructure, fulfillment, and marketing and develop products or services that are similar to ours or that achieve greater market acceptance. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us.
Our People
We value our employees. They are our most important asset and key to the success of our company and mission. We seek to recruit and retain talented and engaged team members who are committed to our values, goals, and our community. The passion of our employees is evident in the design and delivery of our products, the support we provide to our consumers and the impact we are making in our community and industry. We drive engagement through open, transparent communication via monthly “all hands” meetings, the all company Slack channel, an open door practice and measure progress through an annual engagement survey that had 90% participation in 2025.
As of December 31, 2025, we had approximately 235 full-time employees, as well 60 part-time and temporary employees. Approximately 69% of our total employee population is located in our fulfillment centers. As of March 5, 2026, none of our employees are covered by a collective bargaining agreement.
Compensation and Benefits Our compensation and benefits are designed to enable us to attract, motivate, and retain highly-qualified talent. We offer market-competitive compensation and benefits including life and health (medical, dental, and vision) insurance, health savings accounts, a 401(k) plan, voluntary supplemental benefits, paid flexible time off, paid parental leave, a free Green Rewards VIP Membership and discounts for purchases made on our website.
Team Member Safety. We continue to take proactive and precautionary steps to protect the health and safety of our employees. We provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations, and offer certain webinars and subscriptions to support our employees’ health and well-being. Our Elizabethtown, PA fulfillment center recently achieved the PMA Risk Management Excellence Award. PMA is our workers' compensation insurance provider. To obtain this recognition a client must maintain a lost time frequency rate better than the target rate set by the underwriter for a period of 24 months. In the first two years as a PMA client, Grove exceeded this criteria.
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
Trademarks and Other Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology. However, these measures may not be effective in all cases. Our principal trademark assets include the trademarks “Grove,” “Grove Co.,” and “Grove Collaborative,” which are registered or pending registration in the U.S. and targeted foreign jurisdictions, as well as our logos, taglines and multiple product brand names. We have applied to register or registered many of our trademarks in the U.S. and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

As of December 31, 2025, worldwide, we have 21 issued patents and five patent applications pending. Our issued patents will begin expiring in March 2034. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost-effective.
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
The third-party tampon, feminine and sexual health products we offer are regulated as medical devices by the FDA and must be manufactured in an establishment registered with the FDA and in conformity with applicable regulatory clearances, device listing and quality system regulations. In addition, there are requirements for the reporting of certain adverse events or medical device reports for medical devices.
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
The FTC has issued the “Health Products Compliance Guide” (“FTC Guide”) which provides guidance from FTC regarding how companies should ensure that claims about the benefits and safety of health-related products are truthful, not misleading, and supported by science. The FTC Guide applies to all products making health-related claims, including, but not limited to, food, over-the-counter drugs, dietary supplements and homeopathic products. Of significance, the FTC Guide provides that, as a general matter, substantiation of these type of claims will require randomized, controlled human clinical testing; animal and in vitro studies may provide useful supporting or background information, but, without confirmation by human clinical testing, they are not sufficient to substantiate health-related claims.
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
We are also subject to a number of U.S. federal and state laws and regulations that affect companies conducting business on the Internet, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and online payment services. In particular, we are subject to federal, state, and local laws regarding privacy and protection of people’s data. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the U.S. Federal and state laws in the U.S. and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. The California Consumer Privacy Act (“CCPA”) requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches that result in the loss of personal information. The CCPA was amended by the California Privacy Rights Act of 2020 (“CPRA”), and several states have also enacted or approved policy legislation imposing additional data protection obligations on companies doing business in those states, resulting in further complexity. These laws, among other things, give state residents the ability to limit the use of their sensitive information, introduce increased consent and restriction requirements for the processing of personal data of minors, provide for penalties for violations, and establish state enforcement powers (such as those vested in the California Privacy Protection Agency) to implement and enforce these new laws. There are also a number of legislative proposals pending before the United States Congress, additional state legislative bodies and foreign governments concerning privacy and data protection which could affect us. Some observers have noted the growing trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, as well as negative publicity and a potential loss of business.

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
Summary of Risk Factors
Below is a summary of some of the material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. The risk factors summarized are qualified in their entirety by those more complete discussions of such risks and uncertainties that follow. You should consider carefully the risks and uncertainties described in this Part 1, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.

Risks Related to Our Business

•We rely on consumer discretionary spending, which may be adversely affected by macroeconomic conditions.
•Advertising inaccuracies or product mislabeling may have an adverse effect on our business.
•Our revenue has declined for three consecutive years. If we are unable to achieve profitable growth in the future, our business could be adversely affected.
•Disruptions as a result of our outsourcing our ecommerce platform to third-party service providers could adversely affect our business, financial condition and results of operations.
•Our quarterly operating results fluctuate, which could cause our stock price to decline.
•We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We may require additional financing, which may not be available. Failure to obtain this necessary capital when needed could adversely impact us.
•We may not be able to compete successfully.
•We must find sustainable solutions that support our brand and long-term growth.
•If we fail to cost-effectively acquire new customers or retain our existing customers, our business could be adversely affected.
•Our reduction in advertising and marketing spending to achieve profitability may adversely affect our brand awareness.
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
•Risks associated with the outsourcing of our customer interface platform, fulfillment process and other technology-related functions could materially and adversely affect our business.

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
•Our taking advantage of certain exemptions from disclosure requirements available to “emerging growth companies” under the Securities Act of 1933, as amended, could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
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
•We have no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, and holders of our Class A Common Stock may not receive any return on their investment.
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

Our business depends on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include high levels of unemployment; higher consumer debt levels; reductions in net worth, declines in asset values, and related market uncertainty; home foreclosures and reductions in home values; fluctuating interest rates and credit availability; fluctuating fuel and other energy costs; tariffs, fluctuating commodity prices; the rate of inflation and general uncertainty regarding the overall future political and economic environment. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs or remote-work environments, and consumer spending may decrease when those programs or circumstances end. In addition, economic conditions in certain regions may be affected by natural disasters, such as hurricanes, tropical storms, earthquakes, and wildfires; other public health crises; and other major unforeseen events. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Any decline in consumer discretionary spending could negatively impact our revenue, which could have a material adverse effect on our business, financial condition and results of operations.

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

In recent years we have seen substantial declines in our revenues and business operations, particularly as we have shifted our operating strategy in an effort to become Adjusted EBITDA profitable. If we are unable to achieve profitable growth in the future, our business prospects and our stock price could be adversely affected.

Beginning in 2022, we have experienced sequential declines in revenues. In response to these business declines and in an effort to stabilize our business, we have undertaken a series of measures to cut our operating expenses and achieve Adjusted EBITDA profitability. These changes in our business model have placed significant demands on our management, financial, operational, technological and other resources. Our ability to achieve profitable growth in the future depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; continue to innovate and introduce new products; maintain and improve our technology platform supporting our ecommerce business; expand our supplier and fulfillment capacities; drive operational efficiency; and maintain quality control over our product offerings. These challenges have been compounded by recent trends in the macroeconomic environment, with tariffs, increased inflationary pressure on consumer spending, increased interest rates and reduced access to capital constraining liquidity, all of which may cause us to reduce spending in areas that historically drive growth and which could materially and adversely affect our business.

Any investments that we make may not result in the growth of our business. Even if our investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. We are also required to manage numerous relationships with vendors and other third parties, and our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected. If we are unable to successfully re-ignite growth and achieve sustainable profitability, our business prospects will be materially and adversely affected.

We have transitioned the operation of our ecommerce platform to third-party technology service providers, and continued or any new disruption of or interference with the platform or the use of these services would adversely affect our business, financial condition and results of operations.

Historically, we have relied on a homegrown ecommerce platform that required ongoing investment to stay current with industry trends and consumer expectations. To, among other anticipated benefits, streamline operations, provide customers with a better shopping experience, free up resources that had been used to maintain standard ecommerce functionality, support brand growth by improving onsite conversion and unlock continuous innovation, we migrated the operation of our legacy platform to third-party technology providers. In effecting the transition, we have experienced and expect to continue experiencing disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing, among others. If we continue to experience delays, disruptions or interferences with respect to significant aspects of the new ecommerce platform and related services, our business and results of operations may be materially and adversely affected.

Our transition to third-party ecommerce platform, and related technology, service providers comes with our inability to exercise control over their operations, priorities and other matters, which increases our vulnerability to problems with the services. The failure of our third-party commerce platform providers to meet our capacity and other requirements could result in interruption in the availability or functionality of our website and mobile applications, which would adversely affect our business and results of operations.

We have in the past and could in the future experience disruptions or interference with the use of the third-party ecommerce platform and related services. If our customers are unable to purchase products within a reasonable amount of time or at all, then our business, financial condition and results of operations could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. Any of the above circumstances or events may possibly cause customers to stop purchasing our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base and otherwise harm our business, financial condition and results of operations.

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

We have incurred significant losses since our inception. For the years ended December 31, 2025 and 2024 we incurred net losses of $11.7 million and $27.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $660.2 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We may not succeed in increasing our revenues in a manner that will be sufficient to offset these expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We may not achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the Amended SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily volume weighted average price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. As of February 27, 2026, under the terms of the Amended SEPA we would be permitted to raise gross proceeds of approximately $8.8 million, although the amount we could actually raise is based on the market price of our stock and historical trading volume. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Amended SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Amended SEPA will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Amended SEPA, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Amended SEPA. Further, the resale by Yorkville of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

Our business includes a variety of product types and delivery channels. Our current and potential competitors include: (1) companies that sell household and personal care products online and in physical stores; (2) physical, ecommerce, and omnichannel retailers, vendors, distributors, and manufacturers of the products we offer and sell to consumers; and (3) web search engines, comparison shopping websites, social networks, and other online and app-based means of discovering, using, or acquiring goods, either directly or in collaboration with other retailers. We compete based on various product attributes, including sustainability, price, and quality.

We compete with producers of household and personal care products and ecommerce and traditional sales outlets for these products. Some of our competitors are also our partners and we distribute their products. Some of our current and potential competitors have longer operating histories, larger fulfillment infrastructures, better established wholesale and retail distribution networks, faster shipping times, lower-cost shipping, lower operating costs, larger customer bases, and greater control over inputs critical to our business such as financial, marketing, institutional and other resources. They may secure better terms from suppliers, adopt more aggressive pricing, pursue restrictive distribution agreements that restrict our access to supply, direct consumers to their own offerings instead of ours, and devote more resources to research and development, technology, infrastructure, fulfillment, and marketing and develop products or services that are similar to ours or that achieve greater market acceptance. The Internet facilitates competitive entry and comparison shopping, which enhances the ability of new, smaller, or lesser-known businesses to compete against us. Our business is subject to rapid change, the development of new business models and the entry of new and well-funded competitors. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Competition may adversely affect our business, operating results and financial condition.

Competition in the natural, sustainable and wellness consumer products markets presents an ongoing threat to the success of our business.

The number of companies entering the natural, sustainable, and wellness consumer products markets with offerings similar to ours continues to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the size of our customer base; the timing and market acceptance of products, including the developments and enhancements to those products and services that we or our competitors offer; customer service and support efforts, selling and marketing efforts, ease of use, performance, price and reliability of the products and services that we and our competitors develop, and our brand strength relative to our competitors. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases than ours or greater market acceptance than us.

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

Our success depends on our ability to attract new customers and engage existing customers cost-effectively. To acquire and engage customers, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and customer service. If customers do not perceive our ecommerce service or products to be reliable, sustainable and of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers.

We have historically acquired a significant number of our customers through digital advertising on social media channels owned by Meta and Alphabet that may, along with other social media platforms we may engage, terminate their agreements with us at any time or introduce factors beyond our control, such as adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience; increase pricing; and change their policies which may have the effect of negatively impacting advertising through these channels, all of which could impact our ability to attract new customers.

Customer acquisition costs may fluctuate and rise on the channels that have been successful for us historically and on new channels that we are introducing. Rising costs may limit our ability to expand or maintain our acquisition efforts which could negatively affect our results of operations.

Changes to our DTC business designed to attract new customers and retain existing customers, including, but not limited to, expanded shopping personalization, non-subscription options, and user generated and editorial content may not perform as well as our historical DTC platform which could negatively impact our results of operations. We recently updated our ecommerce experience to remove gated access and default subscriptions. We also later transitioned the operation of our ecommerce platform to third parties. Our implementation of these changes resulted in a decline in the number of orders and our revenue as a result of ecommerce experience and other issues. We have made improvements in the customer experience on our platform after these implementations and intend to make additional changes. Our efforts to improve the performance of our ecommerce platform may not be successful and we may continue to have increased difficulty in acquiring customers cost-effectively. As a result, our business, operating results and financial condition will be further harmed.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices, subscription programs and Internet neutrality. For example, the current presidential administration’s implementation of tariffs could negatively impact us if the tariff applies to goods we source or manufacture in other countries. For example, we have manufacturing relationships in China, Mexico and Canada. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions that could, for example, require changes to our business practices. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

We may become subject to product liability claims, which could materially harm our reputation, financial condition, and liquidity if we are not able to successfully defend or insure against such claims.

Selling consumer product goods and personal care products involves inherent legal and other risks, and there is increasing governmental scrutiny of, and public awareness regarding, product safety. Such products are highly regulated by numerous government agencies. Some of the products we sell or manufacture expose us to product liability claims relating to personal injury or illness, death, or environmental or property damage, and can require product recalls or other actions. Third parties who sell products using our services also expose us to product liability claims. Our liability insurance coverage may not be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability. Adverse reactions, including illnesses, injury or death related to ingredients, allergens, or foreign material contamination in our products or other product safety incidents or efficacy failures with our products, or involving our suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions (e.g., seizure), and harm to our reputation.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes relating to our executive management team and key employees resulting from the hiring or departure of executives and key employees. For example, the employment of our Chief Financial Officer and Chief Technology Officer recently terminated and our board of directors recently appointed an interim Chief Financial Officer who became our Chief Financial Officer in October 2025. We also implemented a reduction in force that resulted in the loss of executives and key employees. Such changes may be disruptive to our business. We do not have employment agreements with any of our executive officers or key management and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, warehousing, distribution, infrastructure and logistics to third-party providers, some of which are located internationally, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

A significant portion of the products we offer are supplied or manufactured by a limited number of third-party suppliers and manufacturers, and as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the costs of our products, and we have no guarantees that costs will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to consumers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the materials used to manufacture the products we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Furthermore, our reliance on suppliers and manufacturers outside of the United States, many of which are located in China, complicates our efforts to comply with customs duties and excise taxes and any failure to comply could adversely affect our business. It also subjects us to new tariffs that have been implemented, which could cause disruption in our business, increased costs and reduced demand as a result of increased prices.

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

We utilize cloud services from third-party data center facilities. Any damage to, failure of or interference with cloud services we use, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our customers’ data, including personal information. Impairment of, or interruptions in, our cloud services may subject us to claims and litigation and adversely affect our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our services are unreliable. Additionally, any limitation of the capacity of our data centers could impede our ability to scale, onboard new customers or expand the usage of existing customers, which could adversely affect our business, financial condition and results of operations. Our disaster recovery preparations and data redundancy measures may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

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

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property and other proprietary rights, including our proprietary technology. We establish and protect our intellectual property and proprietary rights, including our proprietary information and technology, through a combination of confidentiality procedures and other contractual provisions, as well as through patent, trademark, copyright, trade secret and other intellectual property laws in the United States and similar laws in certain other jurisdictions. However, the steps we take to obtain, maintain, protect, defend and enforce our intellectual property and proprietary rights may be inadequate. These protections may not be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering, accessing or otherwise obtaining and using our technology, intellectual property or proprietary rights or solutions without our permission.

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

We rely and expect to continue to rely on a combination of confidentiality, invention assignment and other agreements with our employees, consultants and third parties with whom we have relationships and who may have access to confidential or patentable aspects of our research and development output, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. However, any of these parties may breach their agreements with us and disclose information improperly. In addition, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets or each party that has developed intellectual property on our behalf. Moreover, these agreements may not be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets, platform or confidential information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. These agreements may be insufficient or breached, and we may not have adequate remedies for any such breach. Additionally, such agreements may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of, our confidential information, intellectual property, or technology. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed.

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

Our agreements may include indemnification provisions under which we agree to indemnify or otherwise be liable for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights or other liabilities relating to or arising from our products, our acts or omissions under such agreements or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. As we continue to grow, the possibility of infringement claims and other intellectual property rights against us may increase. For any intellectual property rights indemnification claim against us or our customers, we will incur significant legal expenses and may have to pay damages, settlement fees, license fees or stop using products or technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, financial condition and results of operations.

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

As is common in the digital world we operate in, we and our third-party service providers have experienced security incidents involving unauthorized access to our account credentials; however, all such incidents have been remediated and we are not aware of any significant impact resulting from such incidents. Our defense measures against cybersecurity threats and attacks and efforts to contain, mitigate and remediate a data security incident may not be successful, resulting in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. The costs to respond to a significant security breach or security vulnerability, including to provide breach notification where required, can be substantial. We may have to notify stakeholders of security breaches, which may harm our reputation and expose us to loss of consumers and business. Breach notification can lead to negative publicity, may cause our consumers to lose confidence in the effectiveness of our security measures, and could require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with our legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. The limitations of liability in our contracts may not be enforceable or adequate or would otherwise protect us from liabilities or damages. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have, or in the future be able to obtain, adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Any incidents may result in loss of, or increased costs of, our cybersecurity insurance. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. If the impact of a security incident or breach or the successful assertion of one or more large claims against us exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business, financial condition, reputation and results of operations.

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

We collect, store, share, use, retain, safeguard, transfer, analyze and otherwise process, and our vendors process on our behalf, personal information, confidential information and other information necessary to provide and deliver our products through our ecommerce channel to operate our business, for legal and marketing purposes, and for other business-related purposes. Collection and use of this information might raise privacy and data protection concerns, which could negatively impact our business. Data privacy and information security has become a significant issue in the United States, countries in Europe, and in many other countries. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and international laws, orders, codes, rules, regulations and regulatory guidance regarding privacy, information security and processing (which we collectively refer to as “Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or obligations (which we collectively refer to as “Data Protection Obligations”). Therefore, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain and complex for the foreseeable future, and our actual or perceived failure to address or comply with applicable Data Protection Laws and Data Protection Obligations could have an adverse effect on our business, financial condition, results of operations and prospects. We also expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws and Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of consumers for processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process consumer data and operate our business.

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

We are a public benefit corporation incorporated under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our Certificate of Incorporation, as amended (“Charter”). In addition, the expected positive impact from being a public benefit corporation may not be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

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

Our directors and executive officers may also be subject to litigation. The limitation of liability and indemnification provisions that are included in our amended and restated Charter, our Amended and Restated Bylaws (“Bylaws”) and indemnification agreements that we entered into with our directors and executive officers provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law and may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions. We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law. These insurance policies may not cover all potential claims made against our directors and executive officers, may not be available to us in the future at a reasonable rate and may not be adequate to indemnify us for all liability that may be imposed. As litigation is inherently unpredictable, potential claims or disputes may harm our business, results of operations and financial condition.

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

Outstanding Public Warrants and Private Placement Warrants to purchase an aggregate of 2,800,146 shares of our Class A Common Stock may become exercisable in accordance with the terms of the warrant agreement governing those securities with an exercise price of $57.50 per share. However, the Public Warrants or the Private Placement Warrants may not be in the money prior to their expiration, and as such, the Public Warrants and the Private Placement Warrants may expire worthless.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of December 31, 2025, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 6,338,929. The Compensation Committee of the board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Our average global market capitalization over a consecutive 30-day trading period and stockholders’ equity must be $50 million or more. In May 2025, we received notice from the NYSE that we are not in compliance with the requirement of Section 802.01B of the New York Stock Exchange Listed Company Manual (the “NYSE Manual”) which require the we have an average market capitalization of not less than $50.0 million over a consecutive 30 trading-day period and stockholders’ equity of not less than $50.0 million (the “Minimum Market Capitalization Standard” and such notice, the “NYSE Notice”). Pursuant to the NYSE Notice, we are subject to the procedures set forth in Sections 801 and 802 of the NYSE Manual, and we submitted a business plan on June 27, 2025 that demonstrated how we expect to return to compliance with this continued listing standard within 18 months of receipt of the NYSE Notice (the “Cure Period”). As a result, the NYSE will review us on a quarterly basis during the 18 month period to delist our Class A Common Stock from trading on its exchange. . If we fail to comply with the plan or do not meet the Minimum Market Capitalization Standard by the end of the Cure Period, we will be subject to NYSE’s prompt initiation of suspension and delisting procedures.

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

The trading market for our Class A Common Stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If an analyst who does cover us downgrades our stock or industry, or the stock of any of our competitors, or publishes inaccurate or unfavorable research about our business, the price of our stock could decline. If an analyst ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

In addition, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. Should we encounter such difficulties, our investors could lose confidence in the reliability of our reported financial information and trading price of our common stock could be negatively impacted.

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

Item 1B. Unresolved Staff Comments
None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. We invest in cybersecurity to protect intellectual property, customer and employee data, manage reputational risk, and maintain business continuity across our environment. We strive to manage ongoing compliance with the requirements under applicable standards and relevant data privacy and protection laws and regulations. Additionally, our teams reference the standards, guidelines, and practices from the NIST Cybersecurity Framework (CSF) to align our cybersecurity program and risk management practices.
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
We also conduct tabletop exercises annually, to simulate responses to cybersecurity incidents and ensure accuracy and continuous improvement of the incident response plan. Our team of cybersecurity professionals then collaborate with other stakeholders across our organization to further analyze the risk to us and form detection, mitigation and remediation strategies.
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
Item 2. Properties
All of our physical properties are located within the United States. Our corporate headquarters are in San Francisco, California where we lease approximately 7,800 rentable square feet of office space. We are no longer utilizing the lease space and are actively marketing the space for sublease. The lease expires on May 31, 2027.
We lease fulfillment centers in Pennsylvania and Nevada that represent approximately a combined 488,000 square feet of space. We are no longer utilizing a 138,550 square foot space in Missouri which was previously used as one of our fulfillment centers, which we are subleasing to a third-party. We believe our current properties are more than sufficient for our needs.
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
As noted in “Item 1A Risk Factors,” the Consumer Protection Division of the Santa Clara County District Attorney’s Office, in conjunction with other county and city prosecutors, is currently investigating our automatic renewal practices. As of the date of this filing, no legal proceeding has commenced regarding this investigation. Refer to Note 7, Commitments and Contingencies in our financial statements, included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is currently listed on the NYSE under the ticker symbol “GROV”. The Company’s public warrants trade on an over-the-counter exchange. We previously had shares of Class B Common Stock outstanding. The outstanding shares of our Class B Common Stock automatically converted to Class A Common Stock in February 2025 pursuant to our certificate of incorporation. Any outstanding options or rights to purchase Class B Common Stock also converted to options or rights to purchase Class A Common Stock at the same time.
Holders of Record
As of December 31, 2025, there were 911 stockholders of record of our Class A Common Stock. The actual number of holders of our Class A Common Stock may be greater than the number of record holders, and may include stockholders who are beneficial owners, but whose shares are held in street names by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our Class A Common Stock. We currently intend to retain all available funds and future earnings to fund the development and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Securities Authorized For Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for the required information.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the year ended December 31, 2025.

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
We primarily operate an online direct-to-consumer website and mobile application (“DTC platform”) where we both sell our Grove Brands and other leading natural and mission-based CPG brands, providing consumers with a selection of curated products across many categories and brands. We refer to this part of our business as “DTC.” In the fourth quarter of 2024, we made the decision to exit the business of selling Grove Co. products in brick and mortar retail channels and completed this exit in 2025. We expect our exit from brick-and-mortar retail to improve our profitability while having an insignificant impact on our revenue.
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our ecommerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $660.2 million as of December 31, 2025.
Restructuring and Facilities Closures
As a part of our focus on reducing our operating expenses and focus on becoming profitable, we have recently implemented company-wide workforce restructurings and facilities reductions. In connection with the reorganizations, we recorded charges totaling $1.9 million and $2.0 million related to the reductions in our workforce, warehousing facilities and headquarters office footprint for the years ended December 31, 2025 and 2024, respectively.
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

Ability to Achieve Profitable Growth; Positive Cash Flow and Scale

We believe we are in the early stages of realizing a substantial opportunity to transform the consumer products industry into a force for environmental and human good by creating and curating planet-first, high-performance brands and products. In recent years, we have substantially reduced our expense structure and operations in light of declining revenue, and as a result we have reduced our operating losses and cash consumption. To grow and achieve profitability over the longer term, we will need to re-invest to expand our DTC business and achieve a scale that will allow us to drive efficiencies in generating brand awareness, acquiring and retaining customers, creating operating leverage over headcount and other overhead, and fulfilling orders. Our recent gains in approaching profitability may not be sustainable in the near term due to the effects of steps we may take to drive growth or other factors. If we are unable to achieve profitable growth, our prospects may be materially and adversely affected.
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
This transition away from our legacy platform exposes us to vendor-specific risks, such as service disruptions, changes in pricing and inventory management, potential reduced flexibility in our ecommerce experience or alterations in the platform's features and execution and fulfillment risks as we migrate our customer experience to the new platform. Our ability to realize the expected benefits of this transition is substantially dependent upon our ability to address these issues.

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

The following table presents our key operating metrics for the periods presented:

(in thousands, except DTC Net Revenue Per Order)	Year Ended December 31,
	2025	2024
Financial and Operating Data
DTC Total Orders	2,420	2,930
DTC Active Customers	599	688
DTC Net Revenue Per Order	$67	$67
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded, excludes reshipments of customer orders for any reason including damaged and missing products, and excludes retail orders. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the year ended December 31, 2025, DTC Total Orders declined primarily due to our lower advertising spend in prior years, resulting in fewer new customers and therefore fewer overall orders. Additionally, DTC Total Orders was negatively impacted by technology disruptions to our DTC platform.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the year ended December 31, 2025, DTC Active Customers declined primarily due to our lower advertising spend, resulting in fewer new customers and therefore fewer overall orders, and negative impacts from technology disruptions to our DTC platform.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. DTC Net Revenue Per Order had a slight improvement in the year ended December 31, 2025 compared to the prior year comparative period due to improved promotional strategies, as well as an increase in higher priced items in customer orders.

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
We calculate Adjusted EBITDA as net loss, adjusted to exclude: stock-based compensation expense; depreciation and amortization; changes in fair values of derivative liabilities; interest income; interest expense; restructuring costs; transaction related costs related to certain strategic merger & acquisition projects; loss on extinguishment of debt; provision for income taxes and certain litigation and legal settlement expenses that we do not consider representative of our underlying operations. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net revenue. Because Adjusted EBITDA excludes these elements that are otherwise included in our GAAP financial results, this measure has limitations when compared to net loss determined in accordance with GAAP. Further, Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies. For these reasons, investors should not consider Adjusted EBITDA in isolation from, or as a substitute for, net loss determined in accordance with GAAP.
The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted EBITDA, for each of the periods presented.

	Year Ended December 31,
	2025	2024
Reconciliation of Net Loss to Adjusted EBITDA	(in thousands)
Net loss	$(11,716)	$(27,423)
Stock-based compensation	4,284	11,995
Depreciation and amortization	1,680	9,821
Changes in fair value of derivative liabilities	(404)	(9,888)
Interest income	(455)	(3,057)
Interest expense	1,225	12,777
Restructuring expenses (1)	1,919	2,032
Transaction related costs (2)	1,275	—
Loss on extinguishment of debt	—	5,004
Provision for income taxes	33	40
Total Adjusted EBITDA	$(2,159)	$1,301
Net loss margin	(6.7)%	(13.5)%
Adjusted EBITDA margin	(1.2)%	0.6%
(1) Restructuring expenses for the year ended December 31, 2025 consisted of $1.0 million in severance-related charges and $0.9 million related to the impairment of operating lease right-of-use assets and fixed assets of our San Francisco lease. Restructuring expenses for the year ended December 31, 2024 consisted of $3.1 million gain from our modification of the lease at our San Francisco headquarters offset by $1.3 million of costs related to our move to a new distribution facility in Nevada, $2.5 million in severance-related charges, and $1.3 million related to impairment of operating lease right-of-use assets.
(2) Transaction related costs are costs and expenses primarily associated with the acquisitions of Grab Green and 8Greens. These costs include costs of integrating the businesses and costs for third-party legal, accounting, consulting and other similar type professional services. These costs are considered incremental to our normal operating charges and were incurred solely as a result of the transactions.
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
While our historical financial results have included selling in brick-and-mortar retail channels, we completed our exit from these channels in 2025.

In December 2025, we introduced our Green Rewards customer loyalty program which enables our customers to earn a rewards balance from purchases and other activities that these customers can apply to future purchases. We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our Green Rewards customer loyalty program and Green Rewards VIP Membership.
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
Product Development
Product development expenses are related to the ongoing support and maintenance of our DTC platform, as well as amortization of capitalized, internally developed software and the product and packaging innovation in our Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through our referral program, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined in 2025 as a result of decreases in fulfillment costs largely driven by lower sales and our cost management initiatives. In November 2025, we executed a reduction in force as part of an initiative to streamline selling, general, and administrative expenses, which is expected to lower our ongoing cost structure and deliver savings. We anticipate this reduction in force will result in operating efficiencies for our business.

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
Non-operating expenses, net
Interest expense consists primarily of interest expense associated with our debt financing arrangement. In fiscal year 2025, we have recorded lower interest expense due to the extinguishment of the Structural Debt Facility (as defined below). To the extent there are changes in prevailing interest rates in future periods, we anticipate cash payments for interest and interest expense to fluctuate as interest rates change.
Loss on extinguishment of debt relates to the full payoff of the Structural Debt Facility in 2024 that was accounted for as an extinguishment.
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

Results of Operations
The following table sets forth our results of operations for each period presented:

	Year Ended December 31,
	2025	2024

	(in thousands)
Revenue, net	$173,716	$203,425
Cost of goods sold	80,443	94,077
Gross profit	93,273	109,348
Operating expenses:
Advertising	9,710	10,265
Product development	7,484	18,456
Selling, general and administrative	87,396	103,174
Operating loss	(11,317)	(22,547)
Non-operating expenses:
Interest expense	1,225	12,777
Loss on extinguishment of debt	—	5,004
Changes in fair value of derivative liabilities	(404)	(9,888)
Other income, net	(455)	(3,057)
Total non-operating expenses, net	366	4,836
Loss before provision for income taxes	(11,683)	(27,383)
Provision for income taxes	33	40
Net loss	$(11,716)	$(27,423)
The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue:

	Year Ended December 31,
	2025	2024

	(as a percentage of revenue)
Revenue, net	100%	100%
Cost of goods sold	46	46
Gross profit	54	54
Operating expenses:
Advertising	6	5
Product development	4	9
Selling, general and administrative	50	51
Operating loss	(6)	(11)
Non-operating expenses:
Interest expense	1	6
Loss on extinguishment of debt	—	2
Changes in fair value of derivative liabilities	—	(5)
Other income, net	—	(2)
Total non-operating expenses, net	1	4
Loss before provision for income taxes	(7)	(13)
Provision for income taxes	—	—
Net loss	(7)%	(13)%

Comparisons of the Year Ended December 31, 2025 and December 31, 2024
Revenue, Net

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands)
Revenue, net:
Grove Brands	$71,940	$82,942	$(11,002)	(13)%
Third-party products	101,776	120,483	$(18,707)	(16)%
Total revenue, net	$173,716	$203,425	$(29,709)	(15)%

Revenue decreased by $29.7 million, or 15%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily driven by a decrease in DTC Total Orders from lower advertising expenses in previous periods and disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers for the year ended December 31, 2025 compared to the prior year.
Cost of Goods Sold and Gross Profit

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands)
Cost of goods sold	$80,443	$94,077	$(13,634)	(14)%
Gross profit	93,273	109,348	(16,075)	(15)%
Gross margin	54%	54%		—%
Cost of goods sold decreased by $13.6 million, or 14%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily driven by a decrease in DTC Total Orders.
Gross margin in the year ended December 31, 2025 decreased by 6 basis points compared to the year ended December 31, 2024, driven by the removal of certain customer per-order fees and a decreased release of previously reserved for inventory from the prior period. These decreases were offset by improved promotional strategies which resulted in fewer discounts offered to customers and increased allowances from our vendors.

Advertising Expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands)
Advertising	$9,710	$10,265	$(555)	(5)%
Advertising expenses decreased by $0.6 million, or 5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to decreases in online advertising, offset by increases in television advertising expenses.

Product Development Expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands)
Product development	$7,484	$18,456	$(10,972)	(59)%
Product development expenses decreased by $11.0 million, or 59%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a $6.2 million decrease in amortization expenses related to certain internally developed software which was fully amortized at the end of fiscal year 2024, a $3.6 million decrease in salaries and stock based compensation from reductions in headcount and a $0.9 million decrease in severance-related expenses.
Selling, General and Administrative Expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands)
Selling, general and administrative	$87,396	$103,174	$(15,778)	(15)%
Selling, general and administrative expenses decreased by $15.8 million, or 15%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Stock-based compensation decreased by $7.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to decreases in the grant date fair value of awards and reductions in headcount. Corporate salaries decreased by $2.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 driven by reductions in headcount. Fulfillment costs decreased by $5.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to a lower volume of orders. Other general and administrative costs, excluding stock-based compensation expense and corporate salaries and fulfillment costs, decreased by $4.6 million, which includes a $1.9 million decrease in depreciation expense primarily due to accelerated depreciation associated with the closure of our Missouri facility in the prior period that did not recur in the current period, a $1.0 million decrease in other expenses related to closing our Missouri facility, a $0.6 million decrease in professional fees, a $0.6 million decrease in insurance expenses and a $0.5 million decrease in impairment related to our operating lease right-of-use assets, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. These decreases were offset by the absence of a $3.1 million gain recorded for the year ended December 31, 2024 related to a partial lease termination of our San Francisco office that occurred in March 2024 and a $1.3 million increase in certain fees and expenses to support our acquisitions.
Interest Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands)
Interest expense	$1,225	$12,777	$(11,552)	(90)%
Interest expense decreased by $11.6 million, or 90%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to the extinguishment of the Structural Debt Facility in 2024. See the section titled “Liquidity and Capital Resources” below for further details.

Non-operating expenses, net

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(in thousands)
Loss on extinguishment of debt	$—	$5,004	$(5,004)	(100)%
Changes in fair value of derivative liabilities	(404)	(9,888)	9,484	(96)%
Other income, net	(455)	(3,057)	2,602	(85)%

Loss on extinguishment of debt resulted from the repayment of our Structural Debt Facility during the year ended December 31, 2024. See the section titled “Liquidity and Capital Resources—Loan Facilities” below for further details.
The change in the fair value of derivative liabilities for the year ended December 31, 2025, was primarily driven by the settlement of the Structural Derivative in connection with the payoff of the Structural Debt Facility.
Other income, net decreased by $2.6 million, or 85%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to the full payoff of the Structural Debt Facility in 2024, which reduced the cash balance available for earning interest income.

Liquidity, Capital Resources and Requirements
As of December 31, 2025, we had $8.5 million in unrestricted cash and cash equivalents (which excludes restricted cash of $3.3 million). We incurred negative cash flow from operating activities of $7.0 million for the year ended December 31, 2025. We have incurred significant losses since inception and have an accumulated deficit of approximately $660.2 million. To date, we have funded our operations principally through redeemable convertible preferred stock and common stock financings, the incurrence of debt and the closing of the Business Combination. We have total outstanding indebtedness of $7.5 million as of December 31, 2025.
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
On September 20, 2024, we entered into a subscription agreement with Volition where we received gross proceeds of $15.0 million in exchange for 15,000 shares of our Series A' Redeemable Convertible Preferred Stock (the “Series A' Preferred Stock” and together with the Series A Redeemable Convertible Preferred Stock, the “Preferred Stock”). In connection with the issuance of the Series A' Preferred Stock, we agreed with Volition to cancel the Volition Warrants, cancel the Volition Penny Warrants and modify certain redemption terms of the Series A Preferred Stock already held by Volition, such that it is no longer subject to Optional Redemption. The holders of our outstanding Preferred Stock are entitled to receive cumulative dividends at the rate of 6% per annum of the original issuance price of each share. Such accruing dividends are payable only when, as and if declared by our Board of Directors.
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. Additional borrowing capacity from the Siena Revolver was $1.1 million as of December 31, 2025. On May 8, 2025, the Company entered into a third amendment to the Siena Revolver which, among other things, extended the maturity date of the Siena Revolver to April 10, 2028 and eliminated the financial covenant applicable to the Siena Revolver. On September 26, 2025, the Company entered into a fourth amendment, which among other things, amended the Siena Revolver to include certain qualifying cash balances held with third party processors in the borrowing base, subject to such balances meeting eligibility criteria.
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
On July 18, 2022, we entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. On July 8, 2025, we and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027. The shares of our common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than

6,511,532 shares of our common stock to Yorkville under the SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. Unless our average stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of December 31, 2025, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of February 27, 2026, under the terms of the SEPA we would be able to raise additional gross proceeds of approximately $8.8 million.
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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facility, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of December 31, 2025, we had $11.2 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 8 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 included in this filing on Form 10-K.
Loan Facility
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceeds the borrowing capacity, we are required to prepay borrowings sufficient to eliminate the excess. As of December 31, 2025, there was an outstanding principal amount of $7.5 million and additional borrowing capacity was $1.1 million under the Siena Revolver.

The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate plus 3.25% or (ii) the term Secured Overnight Financing Rate (“Term SOFR”) then in effect, plus 4.25%. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) federal funds rate (“Federal Funds Rate”) plus 0.50% and (3) 5.00% per annum. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of the Company. The Siena Revolver matures on April 10, 2028.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(6,954)	$(9,749)	(28.7)%
Net cash used in investing activities	(3,999)	(1,621)	146.7%
Net cash used in financing activities	(1,559)	(59,189)	(97.4)%
Net decrease in cash, cash equivalents and restricted cash	$(12,512)	$(70,559)
Operating Activities
Net cash used in operating activities was $7.0 million for the year ended December 31, 2025, primarily attributable to our net loss of $11.7 million, non-cash adjustments of $6.5 million, and an increase in our net operating assets and liabilities of $1.7 million. Non-cash adjustments consisted primarily of a $4.3 million stock-based compensation expense, $1.7 million in depreciation and amortization, $0.9 million in asset impairment and $0.3 million in non-cash interest expense, partially offset by $0.4 million in changes in fair value of derivative liabilities and $0.3 million in changes to our inventory write-downs. The change in operating assets and liabilities primarily resulted from a $2.5 million net decrease in accounts payable and accrued expenses due to overall decreases in our expenses and timing of payments, a decrease of $1.3 million in deferred revenue, a $1.2 million increase in prepaid expenses and other assets and $0.4 million decrease in other liabilities, partially offset by a $3.3 million decrease in our inventory and a $0.5 million increase in net operating lease right-of-use assets and liabilities.
Net cash used in operating activities was $9.7 million for the year ended December 31, 2024, primarily attributable to our net loss of $27.4 million, non-cash adjustments of $15.2 million, and an increase in our net operating assets and liabilities of $2.4 million. Non-cash adjustments consisted primarily of a $12.0 million stock-based compensation expense, $9.8 million in depreciation and amortization, $5.0 million in loss on extinguishment of debt, $3.4 million in non-cash interest expense and $1.3 million in asset impairment, partially offset by $9.9 million in changes in fair value of derivative liabilities, $3.1 million gain on lease modification and $3.1 million in changes to our inventory write-down. The change in operating assets and liabilities primarily resulted from a $4.3 million decrease in net operating lease right-of-use assets and liabilities primarily driven by payments related to the modification of our lease at our San Francisco offices and a $5.9 million net decrease in accounts payable and accrued expenses, partially offset by a $12.5 million decrease in our inventory.
Investing Activities
Net cash used in investing activities of $4.0 million for the year ended December 31, 2025 was primarily due to $2.8 million of cash paid for strategic acquisitions and $1.2 million for the purchases of property and equipment.
Net cash used in investing activities of $1.6 million for the year ended December 31, 2024 was primarily due to purchases of property and equipment, including capitalized software development.
Financing Activities
Net cash used in financing activities of $1.6 million for the year ended December 31, 2025 primarily consisted of payments related to stock-based award activities of $1.3 million and repayment of $0.3 million on financed insurance premiums.
Net cash used by financing activities was $59.2 million for the year ended December 31, 2024 and primarily consisted of the repayment of debt, including the settlement of the Structural Derivative Liability of $72.3 million, net payments related to stock-based awards of $1.4 million, payment of Series A' Preferred Stock issuance costs of $0.5 million and payment of debt issuance costs of $0.3 million. These outflows were partially offset by $15.0 million in proceeds from the issuance of the Series A' Preferred Stock.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of the year ended December 31, 2025.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that can have a significant impact on the amounts reported in those consolidated financial statements and accompanying notes. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 included in this Annual Report on Form 10-K.
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

Earn-Out Share Liability
At the closing of the Business Combination, certain Legacy Grove shareholders were issued an aggregate of 2,799,696 shares of Grove Class B Common Stock (“Earn-Out Shares”). Certain shareholders have surrendered an aggregate 197,292 Earn-Out Shares which, per terms of the Merger Agreement (as defined below), were cancelled by the Company and not reallocated among the remaining holders. The remaining 2,602,404 shares are subject to vesting and forfeitures based upon certain triggering events that can occur during a period of ten years following the closing of the Business Combination (the “Earn-Out Period”). The triggering events that will result in the vesting of the Grove Earn-Out Shares during the Earn-Out Period are the following:
• 1,301,202 shares will vest if the share price of our Class A Common Stock is greater than or equal to $62.50 over any 20 trading days within any consecutive 30 trading day period during the Earn-Out Period;
• 1,301,202 shares will vest, including the shares subject to the $62.50 threshold if not previously vested, if the share price of our Class A Common Stock is greater than or equal to $75.00 over any 20 trading days within any 30 consecutive trading day period during the Earn-Out Period; and
• If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, at any time prior to the expiration of the Earn-Out Period, any holder of Grove Earn-Out Shares forfeits all or any portion of such holder’s Grove options and restricted stock units, all unvested Grove Earn-Out Shares issued to such holder with respect to any such awards shall be automatically forfeited to the Company and distributed to the other holders of Legacy Grove securities as of immediately prior to the closing of the Business Combination on a pro rata basis. Earn-Out shares which are subject to a service condition are accounted for under Accounting Standards Codification (“ASC”) 718. See Note 4—Fair Value Measurements and Fair Value of Financial Instruments and Note 10—Common Stock and Warrants.
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
Inventories
Inventory is recorded at the lower of weighted average cost and net realizable value. The cost of inventory consists of merchandise costs and inbound freight, net of any vendor allowances. Inventory valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. We record inventory write-downs based on the excess of the carrying value or average cost over the amount we expect to realize from the ultimate sale of the inventory.

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
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will continue to be an emerging growth company through December 31, 2026 unless any of the following events occur earlier: (i) we have more than $1.235 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A Common Stock held by non-affiliates or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Smaller Reporting Company Status

We are a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $250 million. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in our Annual Report on Form 10-K, and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenue exceeds $100 million during such completed fiscal year, or (ii) the market value of our common stock held by non-affiliates exceeds $700 million.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Grove Collaborative Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grove Collaborative Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Baker Tilly US, LLP

San Jose, California
March 5, 2026

We have served as the Company’s auditor since 2024.

Grove Collaborative Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,490	$19,627
Restricted cash, current	2,300	3,675
Inventory	18,421	19,351
Prepaid expenses and other current assets	5,492	2,288
Total current assets	34,703	44,941
Restricted cash, noncurrent	1,002	1,002
Intangible assets, net	2,302	712
Property and equipment, net	3,653	3,677
Operating lease right-of-use assets	9,535	12,532
Other long-term assets	1,899	2,146
Total assets	$53,094	$65,010
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,828	$6,800
Accrued expenses	9,476	11,546
Deferred revenue	5,033	6,340
Debt, current	800	—
Operating lease liabilities, current	2,895	1,636
Other current liabilities	665	742
Total current liabilities	27,697	27,064
Derivative liabilities	871	1,274
Debt, noncurrent	6,700	7,500
Operating lease liabilities, noncurrent	10,053	12,949
Total liabilities	45,321	48,787
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value – 100,000,000 shares authorized at December 31, 2025 and December 31, 2024; 25,000 shares issued and outstanding at December 31, 2025 and December 31, 2024	24,772	24,772
Stockholders’ deficit:
Common stock - Class A Common Stock, $0.0001 par value – 600,000,000 shares authorized at December 31, 2025 and December 31, 2024; 41,796,921 and 35,871,574 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively; Class B Common Stock, $0.0001 par value – Nil and 200,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; Nil and 3,913,149 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	643,226	639,960
Accumulated deficit	(660,229)	(648,513)
Total stockholders’ deficit	(16,999)	(8,549)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$53,094	$65,010
The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024
Revenue, net	$173,716	$203,425
Cost of goods sold	80,443	94,077
Gross profit	93,273	109,348

Operating expenses:
Advertising	9,710	10,265
Product development	7,484	18,456
Selling, general and administrative	87,396	103,174
Operating loss	(11,317)	(22,547)

Non-operating expenses:
Interest expense	1,225	12,777
Loss on extinguishment of debt	—	5,004
Changes in fair value of derivative liabilities	(404)	(9,888)
Other income, net	(455)	(3,057)
Total non-operating expenses, net	366	4,836
Loss before provision for income taxes	(11,683)	(27,383)
Provision for income taxes	33	40
Net loss	$(11,716)	$(27,423)
Less: Accumulated dividends on redeemable convertible preferred stock	(1,500)	(849)
Net loss attributable to common stockholders, basic and diluted	$(13,216)	$(28,272)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.76)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,048,320	37,040,375

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	10	$10,000	37,908	$4	$629,208	$(621,090)	$8,122
Issuance of Series A' Preferred Stock, net of issuance costs	15	14,772	—	—	—	—	—
Cancellation of Volition Warrants	—	—	—	—	(300)	—	(300)
Issuance of common stock upon exercise of stock options	—	—	7	—	6	—	6
Shares issued in connection with the Employee Stock Purchase Plan	—	—	279	—	363	—	363
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,591	—	(1,372)	—	(1,372)
Stock-based compensation	—	—	—	—	12,055	—	12,055
Net loss	—	—	—	—	—	(27,423)	(27,423)
Balances as of December 31, 2024	25	$24,772	39,785	$4	$639,960	$(648,513)	$(8,549)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	245	—	248	—	248
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,767	—	(1,266)	—	(1,266)
Stock-based compensation	—	—	—	—	4,284	—	4,284
Net loss	—	—	—	—	—	(11,716)	(11,716)
Balances as of December 31, 2025	25	$24,772	41,797	$4	$643,226	$(660,229)	$(16,999)

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(11,716)	$(27,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on lease modification	—	(3,139)
Stock-based compensation	4,284	11,995
Depreciation and amortization	1,680	9,821
Changes in fair value of derivative liabilities	(404)	(9,888)
Non-cash interest expense	322	3,380
Asset impairment charges	915	1,260
Inventory write-downs	(328)	(3,061)
Loss on extinguishment of debt	—	5,004
Other non-cash expenses (income)	6	(140)
Changes in operating assets and liabilities:
Inventory	3,303	12,486
Prepaids and other assets	(1,228)	569
Accounts payable	(376)	(1,274)
Accrued expenses	(2,162)	(4,612)
Deferred revenue	(1,307)	(814)
Operating lease right-of-use assets and liabilities	502	(4,349)
Other liabilities	(445)	436
Net cash used in operating activities	(6,954)	(9,749)

Cash Flows from Investing Activities
Cash paid for acquisitions	(2,848)	—
Proceeds from sale of property and equipment	15	136
Purchase of property and equipment	(1,166)	(1,757)
Net cash used in investing activities	(3,999)	(1,621)

Cash Flows from Financing Activities
Payment of issuance costs related to SEPA	(43)	—
Payment of debt issuance costs	—	(301)
Payment on finance agreement	(353)	—
Repayment of debt and Structural Derivative Liability	—	(72,348)
Payment of costs to extinguish debt	(77)	(24)
Proceeds from issuance of redeemable convertible preferred stock	—	15,000
Payment of transaction costs related to redeemable convertible preferred stock	—	(513)
Payments related to stock-based award activities, net	(1,266)	(1,366)
Proceeds from issuance under employee stock purchase plan	248	363
Payment of debt modification costs	(68)	—
Net cash used in financing activities	(1,559)	(59,189)

Net decrease in cash, cash equivalents and restricted cash	(12,512)	(70,559)
Cash, cash equivalents and restricted cash at beginning of period	24,304	94,863
Cash, cash equivalents and restricted cash at end of period	$11,792	$24,304

Grove Collaborative Holdings, Inc.
Consolidated Statements of Cash Flows - Continued
(In thousands)

Supplemental Disclosure
Cash paid for taxes	$34	$49
Cash paid for interest	$598	$9,419
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$184	$4
Debt issuance costs in accounts payable and accrued liabilities	$—	$45
Cost of debt extinguishment in accrued liabilities	$—	$78
Financing agreement entered into for prepaid insurance	$588	$—
Redeemable convertible preferred stock issuance costs in accounts payable and accrued liabilities	$—	$15
Cancellation of Volition Warrants	$—	$300

The accompanying notes are an integral part of these consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Description of Business
Grove Collaborative Holdings, Inc., a public benefit corporation, and its wholly owned subsidiaries (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with a human and environmental focus and headquartered in San Francisco, California. The Company does not have any operations outside the United States. The Company sells its products primarily through a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties. The Company has historically sold products through a retail channel in which the Company sold products from Grove-owned brands at wholesale. In the third quarter of fiscal year 2024, the Company made the strategic decision to wind down sales through the retail channel. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Liquidity
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in the prior period have been reclassified to conform to current year presentation.

The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $660.2 million as of December 31, 2025. The Company’s existing sources of liquidity as of December 31, 2025 include unrestricted cash and cash equivalents of $8.5 million and availability of debt from the Siena Revolver (defined in Note 6, Debt). The Company believes its existing cash, cash equivalents, and borrowing capacity under the Siena Revolver will be sufficient to fund operations for at least one year from the date the financial statements are issued. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. Following the closing of the Business Combination (Note 10, Common Stock and Warrants), the Company uses this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
Comprehensive Loss
The Company’s net loss was equal to its comprehensive loss for all periods presented.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

write-down amounts for the Company’s inventories on hand, fair values of assets acquired in business combinations, useful life of intangible assets, sales returns and allowances, certain assumptions used in the valuation of equity awards and the Company’s Preferred Stock, the estimated fair value of liability classified Public and Private Placement Warrants, certain assumptions related to the Company’s contingent liabilities and the fair value of Earn-Out liabilities. Actual results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on outstanding Preferred Stock (Note 9, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 10, Common Stock and Warrants) for the year ended December 31, 2025 and include the Backstop Warrants and Volition Penny Warrants (Note 9, Redeemable Convertible Preferred Stock) for the year ended December 31, 2024.
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
Cash, Cash Equivalents and Restricted Cash
Cash consists primarily of demand deposit bank accounts including amounts in transit from banks for customer credit card transactions. The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less, or that are readily convertible into known amounts of cash, to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents are comprised of money market funds.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$8,490	$19,627
Restricted cash, current	2,300	3,675
Restricted cash, long-term	1,002	1,002
Total cash, cash equivalents and restricted cash	$11,792	$24,304

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
For the years ended December 31, 2025 and 2024, no individual customers represented more than 10% of total revenue. As of December 31, 2025, one customer represented 82% of total accounts receivable, net. As of December 31, 2024, the concentration of risk for accounts receivable, net was not meaningful.
The Company depends on a limited number of vendors to supply products sold by the Company. The Company’s top five suppliers combined represented approximately 35% and 40% of the Company’s total inventory purchases for the years ended December 31, 2025 and 2024, respectively.
Accounts Receivable
Accounts receivable are presented as net of allowance for credit losses within prepaid expenses and other current assets. The Company does not accrue interest on its trade receivables. The Company evaluates accounts receivable estimated to be uncollectible by considering the lifetime expected credit losses of the Company's accounts receivable at time of inception, and records an allowance for credit losses, as necessary, with the balance of the Company's accounts receivable presented at the amortized cost. The Company considers payment history, credit quality of customers, the age of the accounts receivable balances and macroeconomic conditions that may have an impact on the Company's customers' ability to pay when determining expected credit losses. The allowance for credit losses was not material as of December 31, 2025 and 2024.
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
Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the statements of operations in the period realized.

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
Earn-Out Liabilities
The Company has recorded a liability related to the Earn-Out Shares, defined in Note 10, Common Stock and Warrants. The Company accounts for this instrument at fair value within derivative liabilities on its consolidated balance sheets with changes in fair value until settlement being recorded in its consolidated statements of operations.
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
Product Revenue
The Company primarily generates revenue from the sale of both third-party and Grove Brands products through its DTC platform. Customers purchase products through the website or mobile application. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. Beginning the fourth quarter of fiscal year 2024, the Company began collecting payments upon shipment. Prior to this change, the Company collected payment upon finalization of each order by the customer.
A contract with a customer exists when the customer submits an order online for the Company’s products. Under this arrangement, there is one performance obligation which is the obligation for the Company to fulfill the order. Product revenue is recognized when control of the goods is transferred to the customer, which occurs upon the Company’s delivery to a third-party carrier.
Green Rewards Customer Loyalty Program
In December 2025, the Company launched their Green Rewards customer loyalty program (“Green Rewards”) to enhance customer engagement and incentivize repeat purchases. Under this program, customers earn loyalty rewards (“Loyalty Rewards”) through making qualifying purchases, signing up for a Green Rewards VIP Membership (described below) and performing other reward-generating actions as specified in the program terms. Loyalty Rewards balances can be applied to future purchases. While individual Loyalty Rewards do not have a fixed expiration date, all rewards expire 13 months after the customer’s most recent qualifying purchase or other reward-generating activity.
Loyalty rewards earned on purchases constitute a separate performance obligation, as they provide the customer with a material right that would not otherwise be available in the absence of the loyalty program. The relative standalone selling price of rewards earned by loyalty program members is deferred and included as part of deferred revenue in the consolidated balance sheets based on the amount of rewards that are projected to be redeemed. The Company recognizes revenue upon satisfaction of the performance obligation, which occurs when rewards are redeemed by the customer. Deferred revenue on the Company’s consolidated balance sheet as of December 31, 2025 related to the Green Rewards was $0.2 million.

Loyalty rewards awarded to customers that do not qualify as a material right are recorded as a reduction of the transaction price upon redemption by the customer.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Green Rewards VIP Membership
The Company also provides a Green Rewards VIP membership (“VIP Membership”) to customers for an annual fee, which includes the ability to receive free shipping and other benefits. All VIP Membership benefits are available at the customers’ option during their annual membership period. After a customer enrolls in a VIP Membership, the membership automatically renews until cancelled. The customer is alerted before any VIP Membership renews.
Up until December 18, 2025 the VIP membership benefits included two material rights: free shipping on orders over a specified threshold and free gifts during the course of the subscription. Following the introduction of Green Rewards on December 18, 2025, the Company concluded that its VIP Membership benefits include three material rights, the first one related to the free shipping of a customer’s qualifying order(s) over the membership period, the second one relating to incremental rewards available on purchases made over the membership period, and the third one related to the one-time loyalty rewards bonus earned upon the initial sign-up for a membership.
At inception of the membership benefit period, the Company allocates the VIP Membership fee to each applicable material right using a relative standalone selling price basis. Generally, standalone selling prices are determined based on the observable price of the good or service when sold separately to non-VIP Membership customers and the estimated number of shipments per benefit period. The Company also considers the likelihood of redemption when determining the standalone selling price for each material right.
Following the introduction of Green Rewards, the Company defers revenue at the standalone selling price for the one-time loyalty rewards bonus and recognizes such revenue when those rewards are redeemed. To date, customers buying patterns closely approximate a ratable revenue attribution method over the customers membership period. Due to these factors, the Company recognizes the remaining VIP Membership revenue ratably over the membership period.
Net Revenue
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of December 31, 2025 and 2024, the refund reserve, which is included in accrued liabilities in the consolidated balance sheets, was nominal.
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Year Ended December 31,
	2025	2024
Revenue, net:
Grove Brands	$71,940	$82,942
Third-party products	101,776	120,483
Total revenue, net	$173,716	$203,425

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections of VIP Membership fees, which are included in deferred revenue, (ii) customer service credits, which are recognized in other current liabilities and as a reduction in revenue when provided to the customer and (iii) loyalty rewards related to Green Rewards, which are included in deferred revenue. Contractual liabilities related to VIP Membership fees and included in deferred revenue were $4.8 million, $6.3 million, and $7.2 million, respectively, as of December 31, 2025, 2024, and 2023. Contractual liabilities included in other current liabilities were $0.1 million as of December 31, 2025 and immaterial as of December 31, 2024 and 2023. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the year ended December 31, 2025 that was previously included in deferred revenue and other current liabilities as of December 31, 2024 was $6.3 million and $0.1 million, respectively. Revenue recognized during the year ended December 31, 2024 that was previously included in deferred revenue and other current liabilities as of December 31, 2023 was $7.2 million and $0.1 million, respectively.
Cost of Goods Sold
Cost of goods sold consists of the product costs of merchandise, inbound freight costs, vendor allowances, costs associated with inventory shrinkage, damages and inventory write-offs and changes to the Company’s inventory write-downs.
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
Product Development Expenses
Product development expenses relates to the ongoing support and maintenance of the Company’s proprietary technology, as well as amortization of capitalized internally developed software, and relate to the product and packaging innovation in the Company’s Grove Brands products. Product development expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense. Product development costs also include allocated facilities, equipment, depreciation and overhead costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs including qualified cost of credits issued through the Company’s referral program, costs associated with the Company’s customer service operation and costs of environmental offsets.

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

The Company’s fulfillment costs consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Shipping and Handling	$26,199	$29,663
Fulfillment Labor	8,771	10,633
Payment Processing and other	4,312	4,899
Total fulfillment costs	$39,282	$45,195
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. The Company has adopted ASU 2023-09 prospectively effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.
Recently Issued Accounting Standards
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at each acquisition date (in thousands):

	Grab Green	8Greens
Cash paid	$2,212	$636
Accounts receivable	785	608
Inventory	1,279	742
Customer relationships	441	696
Trademarks	304	537
Contingent liabilities	—	(133)
Accounts payable	(597)	(1,814)
Total net assets acquired	$2,212	$636

Intangible assets acquired will be amortized over periods ranging between 1 and 5 years.

Aggregate net revenue attributable to the Acquisitions of $10.3 million has been included in the Company's consolidated statement of operations since the date of each transaction. Due to the ongoing integration of the acquired businesses, it is impracticable to determine their individual or aggregate impact on net loss or present comparative pro forma financial information.
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
Financial instruments consist of cash equivalents, accounts payable, accrued liabilities, debt, Earn-Out Shares, Public Warrants and Private Placement Warrants (each defined in Note 10, Common Stock and Warrants). Cash equivalents, Earn-Out Shares, Public Warrants and Private Placement Warrants are stated at fair value on a recurring basis. Accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short period time to the expected receipt or payment. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears interest at a rate that approximates the prevailing market rate.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Upon closing of the Structural Debt Facility (Note 6, Debt) that was extinguished in November 2024, the Company recorded a liability related to the features of the facility that were required to be bifurcated and accounted for as a compound derivative at fair value (the “Structural Derivative Liability”). Subsequent changes in fair value of the Structural Derivative Liability until settlement were recognized in the consolidated statements of operations.
The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 10, Common Stock and Warrants. As the number of outstanding Public Warrants and Private Placement Warrants did not change as a result of a previously effected reverse stock split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A Common Stock. As of December 31, 2025, the Public Warrants and Private Placement Warrants had nominal value. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions:

	Year Ended December 31,
	2025	2024
Fair value of common stock	$1.10	$1.40
Exercise Price	$57.50	$57.50
Expected term (in years)	1.5	2.5
Risk-free interest rate	3.47%	4.26%
Volatility	63.25%	79.86%
Dividend yield	—	—

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
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$7,479	$—	$—	$7,479
Total	$7,479	$—	$—	$7,479
Financial Liabilities:
Earn-Out Shares	$—	$—	$871	$871
Total	$—	$—	$871	$871

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$17,625	$—	$—	$17,625
Total	$17,625	$—	$—	$17,625
Financial Liabilities:
Earn-Out Shares	$—	$—	$1,258	$1,258
Public Warrants	—	—	9	9
Private Placement Warrants	—	—	8	8
Total	$—	$—	$1,275	$1,275
Earn-Out Shares
Certain Earn-Out Shares are accounted for as a liability as discussed in Note 10, Common Stock and Warrants. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the consolidated statements of operations.
Private Placement Warrant and Public Warrant Liabilities
As of December 31, 2025 and 2024, the Company has Private Placement and Public Warrants defined and discussed in Note 10, Common Stock and Warrants. Such warrants are measured at fair value on a recurring basis. Subsequent changes in fair value, until settlement, is recognized in the consolidated statements of operations.
The following table provides a summary of changes in the estimated fair value of these liabilities (in thousands):

	Earn-Out Shares	Public Warrants	Private Placement Warrants	Structural Derivative Liability	Total
Balances as of December 31, 2023	$2,973	$31	$37	$8,470	$11,511
Changes in fair value	(1,715)	(22)	(29)	(8,122)	$(9,888)
Settlement	—	—	—	(348)	$(348)
Balances as of December 31, 2024	1,258	9	8	—	1,275
Change in fair value	(387)	(9)	(8)	—	(404)
Balances as of December 31, 2025	$871	$—	$—	$—	$871

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

5.    Other Balance Sheet Information
Prepaid expenses and other current assets

	December 31,
	2025	2024
Accounts receivable, net	$3,111	$439
Prepaid expenses	1,582	1,594
Other	799	255
Prepaid expenses and other current assets	$5,492	$2,288

Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Machinery and warehouse equipment	$4,585	$4,842
Internally developed software	1,434	12,093
Computer equipment	2,239	2,246
Leasehold improvements	2,144	1,625
Furniture and fixtures	275	289
Total property and equipment	10,677	21,095
Less: accumulated depreciation	(7,024)	(17,418)
Property and equipment, net	$3,653	$3,677
Depreciation expense for the years ended December 31, 2025 and 2024 was $1.2 million and $2.8 million, respectively. The Company capitalized software development costs of $0.3 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. Amortization of capitalized software development costs was $0.5 million and $7.0 million for the years ended December 31, 2025 and 2024, respectively.

Intangible Assets
Intangible assets net consisted of the following (in thousands):

	December 31, 2025				December 31, 2024
	Weighted- Average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted- Average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	4.2	$1,101	$(185)	$916		$—	$—	$—
Trademarks	4.1	1,251	(521)	730	2.1	374	(318)	56
Grove.com domain name	N/A	656	—	656	N/A	656	—	656
Intangible Assets, net		$3,008	$(706)	$2,302		$1,030	$(318)	$712

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The estimated annual amortization of intangible assets for the next five years is shown below (in thousands):

Amount
2026	$404
2027	400
2028	393
2029	386
2030	63
Total	$1,646

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Inventory purchases	$3,240	$1,657
Compensation and benefits	1,332	4,149
Sales taxes	778	1,106
Fulfillment costs	573	540
Advertising costs	97	558
Other accrued expenses	3,456	3,536
Total accrued expenses	$9,476	$11,546

6.    Debt
Structural Debt Facility
In December 2022, and as amended July 16, 2024, the Company entered into a Loan and Security Agreement (“Structural Debt Facility”) with Structural Capital Investments III, LP, Structural Capital Investments IV, LP and Series PCI Grove series of Structural Capital Primary Co-Investment Fund, LLC (collectively, “Structural Funds”) and Avenue Sustainable Solutions Fund, L.P. (“Avenue”) (collectively “Structural Lenders”) to borrow $72.0 million which was used primarily to settle previously outstanding obligations with a prior lender. The Structural Debt Facility bore an annual rate of interest at the greater of 15.00% or 7.50% plus the prime rate, payable monthly. Under the agreement, when amounts were prepaid or repaid in full at the maturity date, the Company was contingently obligated to pay additional fees which would allow for Structural Funds and Avenue to reach a Minimum Return, as defined by the agreement.
In November 2024, the Company paid the remaining outstanding balance on the Structural Debt Facility in full, which included a $0.3 million payment to settle the Structural Derivative Liability in full. In connection with the repayment the Company recognized a loss on extinguishment of $5.0 million in the consolidated statements of operations.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Siena Revolver
In March 2023, the Company entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory and accounts receivable balances among other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceed the borrowing capacity, the Company is required to prepay borrowings sufficient to eliminate the excess. Any such expected prepayments to be made within 12 months have been classified as a current liability on the Company’s balance sheet. In connection with this facility the Company incurred $1.1 million of debt issuance costs which have been included in other long-term assets on the Company’s consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date. On July 16, 2024, the Company entered into Amendment No. 1 to Siena Revolver (“Siena Amendment No. 1”). Siena Amendment No. 1 modified certain terms related to how the Company’s available borrowing capacity is determined and when appraisals are required. Siena Amendment No. 1 did not modify any other terms related to the Siena Revolver, including maturity date or maximum borrowing capacity. On November 21, 2024, the Company entered into Amendment No. 2 to Siena Revolver (“Siena Amendment No. 2”). Siena Amendment No. 2 modified certain terms related to how the Company’s available borrowing capacity is determined, when appraisals are required and conditions that must be satisfied to consummate acquisitions and pay earn-outs. Siena Amendment No. 2 also eliminated certain contingencies related to the maturity date. Siena Amendment No. 2 did not modify any other terms related to the Siena Revolver, including maximum borrowing capacity.
On May 8, 2025, the Company entered into a third amendment to the Siena Revolver (“Siena Amendment No. 3”), which among other things, extended the maturity date of the Siena Revolver to April 10, 2028 (the “Maturity Date”) and eliminated the financial covenant applicable to the Siena Revolver.
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
The Company accounted for the Siena Amendments under debt modification accounting due to the terms being deemed substantially similar. The Company paid $0.5 million of issuance costs related to the Siena Amendments which are included within other long-term assets on the Company’s consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date.
In accordance with the agreement, Siena has been provided with the Company’s periodic financial statements and updated projections to facilitate their ongoing assessment of the Company.
The Siena Revolver is primarily collateralized by the Company’s accounts receivable, inventory balances and qualifying cash balances held with third-party payment processors. As of December 31, 2025, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver with an effective interest rate of 8.12%. As of December 31, 2025, additional borrowing capacity from the Siena Revolver was $1.1 million. The Siena Revolver was the Company’s only outstanding debt facility at December 31, 2025 and 2024. All future minimum principal payments relate to the Siena Revolver and are due in full on the Maturity Date.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of December 31, 2025 and 2024, the Company had obligations to purchase $11.2 million and $9.1 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.3 million and $2.1 million as of December 31, 2025 and 2024, respectively, primarily related to the Company’s operating leases. No amounts have been drawn related to these letters of credit. The letters of credit have expiration dates from January 2026 through August 2029.

Finance Agreement Payable
In July 2025, the Company entered into an agreement with a third party to finance certain insurance premiums over the 12 month policy. The amount financed is payable in 10 equal monthly installments, including interest, and matures in April 2026. Interest expense related to this agreement is not material. As of December 31, 2025, the outstanding balance owed by the Company was $0.2 million and included in other current liabilities on the Company’s consolidated balance sheet.
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
8.    Leases
The Company has operating leases primarily for its offices and warehouses, including the lease for its office headquarters in San Francisco, CA (the “HQ Lease”). The HQ Lease originally commenced in February 2019, with an original term of approximately 8 years and an option to renew for an additional 5 years. In March 2024, the Company entered into an amendment to this lease agreement (the “Lease Amendment”) to provide for, among other things, a reduction of the amount of space being leased and of the monthly lease payments owed to the lessor. The Company concluded this was a partial termination of the existing lease agreement. Under the Lease Amendment, lease payments are made monthly and are subject to annual increases of approximately 1.5%.
In connection with the execution of the Lease Amendment, the Company paid an initial $4.8 million which was determined to be consideration for the remaining space being leased and was considered in remeasuring the Company's ROU asset and lease liability upon execution of the amendment. The Lease Amendment also requires the Company to make escalating undiscounted annual base rent payments of up to $0.4 million, payable monthly. The lease term under

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

the Lease Amendment expires in May 2027. In a prior period, the Company recognized an impairment loss on the operating lease ROU asset related to this lease due to ceasing use of certain portions of the underlying asset. Due to the remeasurement of the remaining operating lease liability and previously-impaired operating lease ROU asset, the Company recognized a gain of $3.1 million within selling, general and administrative expense within its consolidated statements of operations for the year ended December 31, 2024.
The Company’s operating leases, including the lease previously mentioned, have approximate original terms ranging between 3 and 9 years. As of December 31, 2025, these leases have remaining lease terms ranging between 1 and 6 years, and may at times include terms to extend the lease at the Company’s option. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The components of lease expense included in the Company’s consolidated statements of operations include operating lease expense of $4.4 million and variable lease expense of $1.1 million for each of the years ended December 31, 2025 and 2024. Variable lease expenses are primarily related to payments made to lessors for common area maintenance, property taxes, insurance, and other operating expenses and are classified as lease expense due to the Company’s election to not separate lease and non-lease components. In December 2025, the Company entered into a sublease agreement to sublease one of its warehouses to a third party. Sublease income for the year ended December 31, 2025 was $0.1 million and included in selling, general and administrative on the Company’s balance sheet.
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025 and 2024 was $4.6 million and $9.1 million, respectively, which was included in net cash used in operating activities in the Company’s consolidated statements of cash flows. The Company obtained zero and $6.5 million of new operating lease right-of-use assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2025 and 2024, respectively.
Maturities of operating lease liabilities are as follows (in thousands):

Year Ended December 31,	Operating Lease
2026	$4,758
2027	4,637
2028	3,205
2029	1,867
2030	1,935
Thereafter	1,829
Total undiscounted lease payments	18,231
Less: Imputed interest	(5,283)
Present value of lease liabilities	12,948
Less: Operating lease liabilities, current	(2,895)
Operating lease liabilities, noncurrent	$10,053

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes additional information related to operating leases for the periods indicated:

	December 31,
	2025	2024
Weighted-average remaining lease term:	4.2 years	5.2 years
Weighted-average discount rate:	16.6%	16.9%

Impairment

During the years ended December 31, 2025 and 2024, the Company recorded $0.9 million and $1.3 million of impairment charges on its operating lease right-of-use assets, respectively, primarily related to the Company’s corporate office space located in San Francisco, California with the impairment expense being recorded within selling, general, and administrative on the consolidated statements of operations. The Company applied a discounted cash flow method to estimate fair values of its leasehold improvements and right-of-use assets to estimate the fair value of these assets. These represented level 3 nonrecurring fair value measurements.
9.    Redeemable Convertible Preferred Stock
On August 11, 2023 (the “Series A Preferred Stock Closing Date”), the Company entered into a subscription agreement (the “Series A Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) where the Company received gross proceeds of $10.0 million in exchange for 10,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”), the issuance of a warrant to purchase 1,579,778 shares of Grove’s Class A common stock at an exercise price of $6.33 per share (the “Volition Warrant”) and the issuance of a separate warrant to Volition to purchase 20,905 shares of Grove’s Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrants”). The Volition Warrant and the Volition Penny Warrants each had expiration dates dated on the three-year anniversary of the Series A Preferred Stock Closing Date and became exercisable six months following the Series A Preferred Stock Closing Date. The Series A Preferred Stock was redeemable, at the option of the holder, for the original issuance price plus any declared but unpaid dividends following the seventh anniversary of the Series A Preferred Stock Closing Date (“Optional Redemption”).
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
Significant terms of the Series A Preferred Stock and Series A' Preferred Stock are identical except as noted below and are summarized as follows:
Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the board of directors, out of any funds and assets legally available therefore, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A Common Stock payable in shares of Class A Common Stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the
Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends on the Preferred Stock as of December 31, 2025 was $2.6 million.
Liquidation
Upon any liquidation transaction, whether voluntary or involuntary, each holder of outstanding shares of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, whether such assets are capital, surplus or earnings, prior and in preference to any distribution of any of the assets of the Company to the holders of the Class A Common Stock or of any other stock or equity security, an amount in cash, equal to the greater of (i) the Preferred Stock original issuance price held by such holder plus any declared but unpaid dividends to which such holder of outstanding shares of the Preferred Stock is then entitled, if any, or (ii) the amount each holder of a share of the Preferred Stock would be entitled on an as-converted into Class A common stock basis, based on the then effective Conversion Price, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (without regard to any restrictions or limitations on conversion) immediately prior to such liquidation transaction. If, upon any Liquidation Transaction, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock the funds legally available for distribution to all holders of the Preferred Stock shall be insufficient to permit the payment to all such holders of the full liquidation preference amount, then the entire funds legally available for distribution shall be distributed ratably among the holders of the Preferred Stock ratably in proportion to the full preferential amounts to which they are entitled.
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
Conversion
At the option of the holder, each share of Preferred Stock is convertible into fully paid and non-assessable shares of Class A Common Stock equal to the sum of (i) the amount determined by dividing (x) the Preferred Stock original issuance price plus any declared but unpaid dividends to which such share of the Preferred Stock is then entitled by (y) $2.11, for shares of Series A Preferred Stock, or $1.9328 for Series A' Preferred Stock (as adjusted for stock splits, combinations, stock dividends, recapitalizations and the like) in effect on the date the certificate is surrendered for conversion or notice is provided for non-certificated shares and (ii) the Subsequent Issuance Share Adjustment, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock.
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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

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
Earn-Out Shares
On the Closing Date, certain historical Class B Common Stock shareholders (including Grove stock option, restricted stock unit, and warrant holders) were issued an aggregate 2,799,696 shares of the Company’s historical Class B Common Stock (“Earn-Out Shares”). Certain shareholders have since surrendered an aggregate 197,292 Earn-Out Shares, which per terms of the Merger Agreement, were cancelled by the Company and not reallocated to the remaining holders. The remaining 2,602,404 Earn-Out Shares can vest within a period of ten years following the Business Combination (the “Earn-Out Period”) (i) with respect to 1,301,202 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $62.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to 1,301,202 of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $75.00 per share for any 20 trading days within any 30-trading-day period.
If, during the Earn-Out Period, there is a Change of Control Transaction (as defined in the Merger Agreement), then all remaining triggering events that have not previously occurred and the related vesting conditions shall be deemed to have occurred.
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out Shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the consolidated statements of operations. As of December 31, 2025, the Company did not meet any Earn-Out thresholds.
Class A Common Stock Warrants
On the Closing Date, the Company was deemed to have assumed 6,700,000 warrants for the Company’s Class A common stock that were held by Virgin Group Acquisition Sponsor II LLC (the “Private Warrants”) and 8,050,000 of the Company’s Class A common stock warrants that were held by VGAC II’s shareholders (the “Public Warrants”). The warrants will expire on July 16, 2027, or earlier upon redemption or liquidation. Five whole warrants must be bundled together in order to receive one share of the Company’s Class A common stock at an effective exercise price of $57.50.
The Private Placement Warrants and Public Warrants for shares of the Company’s Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock, and therefore classified as liabilities and included in derivative liabilities on the Company's consolidated balance sheets as of the presented dates. As of December 31, 2025, the Private Placement Warrants and Public Warrants each had a fair value of zero.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2025, the following warrants were outstanding on an as converted basis:

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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of December 31, 2025.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100 million of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of the Company’s common stock that may be issued under the Amended SEPA may be sold to Yorkville at the Company’s discretion from time to time and sales of the Company’s common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company's common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the remaining commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

purchase price per share for Class A common stock will be the lowest daily VWAP of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. The Company has deferred an aggregate $0.7 million of transaction costs related to the SEPA and Amended SEPA and will offset these costs against proceeds of any sales under the Amended SEPA. As of December 31, 2025, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. As of December 31, 2025, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	December 31, 2025	December 31, 2024
	Class A Common Stock	Class A Common Stock	Class B Common Stock
Private Placement Warrants	1,340,000	1,340,000	—
Public Warrants	1,460,146	1,460,146	—
Backstop Warrants	775,005	775,005	—
Shares issuable upon conversion of redeemable convertible preferred stock	12,500,097	12,500,097	—
Other outstanding common stock warrants	471,818	362,000	111,895
Outstanding stock options	1,594,703	930,956	776,494
Outstanding restricted stock units	3,835,924	4,656,655	1,000
Shares available for issuance under 2022 Equity Incentive Plan	6,338,929	5,182,186	—
Shares available for issuance under 2022 Employee Stock Purchase Plan	998,829	846,157	—
Total shares of common stock reserved	29,315,451	28,053,202	889,389
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
As of December 31, 2025, 10,096,980 shares of the Company’s Class A common stock have been authorized for issuance under the 2022 Plan. The number of shares available shall increase annually on the first day of each calendar year continuing until (and including) calendar year December 31, 2032, with annual increases equal to the lesser of (i) 5% of the number of shares of the Company’s Class A common stock issued and outstanding on December 31 of the immediately preceding fiscal year, and (ii) an amount determined by the board of directors.

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

Stock option activity under the Company’s equity incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2024	1,707,450	$7.34	3.64	$12
Cancelled/forfeited	(112,747)	6.88
Balance – December 31, 2025	1,594,703	7.38	2.74	$—
Vested and expected to vest – December 31, 2025	1,594,703	$7.38	2.74	$—
Options vested and exercisable – December 31, 2025	1,391,270	$5.70	2.39	$—
No stock options were granted during the years ended December 31, 2025 and 2024. The total grant date fair value of stock options that vested during the years ended December 31, 2025 and 2024 was nominal and $0.1 million, respectively. There were no options exercised during the year ended December 31, 2025. The aggregate intrinsic value of options exercised during the year ended December 31, 2024 was nominal. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,433 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of December 31, 2025, the market-based vesting criteria had not been met and there is no unrecognized compensation expense related to these market-based options.
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the year ended December 31, 2025:

	Number of shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2024	4,657,655	$2.62
Granted	3,640,943	1.51
Vested	(2,618,014)	2.76
Forfeited	(1,844,660)	2.34
Balance – December 31, 2025	3,835,924	1.61

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

CEO Award
In August 2023, the Company’s Board of Directors granted its Chief Executive Officer an aggregate of 850,000 Class A common stock RSUs (the “CEO Award”) under the 2022 Plan. A portion of the CEO Award contains market based vesting requirements consisting of four tranches that vest separately upon the Company’s public stock price meeting certain price thresholds. Additionally, the CEO Award also contains a service requirement with 25% of the shares vesting each year from the grant date for four years. The CEO Award has a total aggregate value of $2.0 million. During the years ended December 31, 2025 and 2024, the Company recorded $0.5 million and $0.7 million of stock-based compensation expense related to the CEO Award.
Employee Stock Purchase Plan
In May 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders. The ESPP went into effect on November 16, 2022. Subject to certain limitations contained therein, the ESPP allows eligible employees to contribute, through payroll deductions, up to 20% of their eligible compensation to purchase the Company’s Class A common stock at a discounted price per share. The Company recognized $0.3 million and $0.6 million of expense related to the ESSP for the years ended December 31, 2025 and 2024, respectively. There were 245,175 shares of Class A common stock purchased under the ESPP during the year ended December 31, 2025.

The following assumptions were used in estimating the fair values of shares under the ESPP for the periods indicated:

Year Ended December 31,
	2025	2024
Fair value of common stock	$1.19 - $1.47	$1.29 - $1.53
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	63.29% - 72.00%	60.00% - 91.00%
Risk-free interest rate	3.62% - 4.29%	4.31% - 5.40%
Dividend yield	—	—
Stock-Based Compensation Expense
For the years ended December 31, 2025 and 2024 the Company recognized a total of $4.3 million and $12.0 million of stock-based compensation expense, respectively, for RSUs granted to employees and non-employees and the ESPP. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the consolidated statements of operations for each period presented. As of December 31, 2025, the total unrecognized compensation expense related to unvested awards was $4.3 million, which the Company expects to recognize over an estimated weighted average period of 2.0 years. Equity award modifications during the presented periods were not material.

12. Segments

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

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The accounting policies of the segment is identical to those described in Note 2, Significant Accounting Policies.
The table below is segment information for the periods presented and a reconciliation of segment information, including significant expenses, to consolidated net loss (in thousands):

	Year Ended December 31,
	2025	2024
Segment Revenue, Significant Expenses and Net Loss:
Total revenue, net	$173,716	$203,425
Cost of goods sold	80,443	94,077
Gross profit	93,273	109,348

Less significant expenses:
Fulfillment costs	39,282	45,195
Advertising	9,710	10,265
Product development and other selling, general and administrative expenses(1)	49,634	54,619

Less other segment items:
Interest income	(455)	(3,056)
Other segment items(2)	6,818	29,748
Consolidated net loss	$(11,716)	$(27,423)

(1)Includes all product development and selling, general and administrative expenses, excluding fulfillment costs, stock-based compensation and depreciation and amortization.

(2)Includes stock-based compensation, depreciation and amortization and all non-operating expenses, except interest income.
13.    Provision for Income Taxes
The Company is subject to U.S. federal, state, and local corporate income taxes.
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the Company’s effective income tax rate reconciliation for the year ended December 31, 2025 was as follows:

(in thousands, except for percentages)
Federal statutory rate	$(2,453)	21.0%
Domestic federal
Tax credits
Foreign tax credits	(10)	0.1%
Nontaxable or nondeductible items, net	(141)	1.2%
Stock-based compensation	1,529	(13.1)%
Changes in valuation allowances	1,080	(9.3)%
Domestic state and local income taxes, net of federal effect	18	(0.2)%
Foreign tax effects - China	10	(0.1)%
Provision for income taxes	$33	(0.3)%

Grove Collaborative Holdings, Inc.
Notes to Consolidated Financial Statements (continued)

The Company’s effective income tax rate reconciliation for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Federal statutory rate	21.0%
State income taxes, net of federal tax benefit	(0.1)%
Stock-based compensation	(11.7)%
Remeasurement of derivative liabilities	7.6%
Other	(0.6)%
Change in valuation allowance	(16.3)%
Provision for income taxes	(0.1)%
The components of net deferred tax assets are as follows for the periods presented (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$134,244	$131,563
Deferred revenue	1,179	1,546
Inventory write-downs and uniform capitalization	752	873
Operating lease liabilities	3,155	3,557
Accruals and other reserves	379	729
Stock-based compensation	2,243	4,107
Business interest carryforwards	10,057	10,127
Depreciation and amortization	393	817
Other	162	223
Total deferred tax assets	152,564	153,542
Less: valuation allowance	(150,240)	(150,486)
Total deferred tax assets, net of valuation allowance	2,324	3,056
Deferred tax liabilities:
Operating lease right-of-use assets	(2,324)	(3,056)
Total deferred tax liabilities	(2,324)	(3,056)
Net deferred tax assets	$—	$—
On July 4, 2025, the 2025 budget reconciliation bill, officially known as the One Big Beautiful Bill Act of 2025 (the “Act”), was enacted into law. The Act includes a broad range of tax reforms such as the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The Company has evaluated the provisions of the Act and determined that, because it maintains a full valuation allowance against its deferred tax assets, the Act does not have a material impact on the Company’s condensed consolidated financial statements or effective tax rate.

For the applicable periods all tax cash payments were immaterial and are therefore not being separately disclosed.
Net Operating Loss Carryforwards
As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of $577.2 million and $255.1 million, respectively. Federal NOL carryforwards $552.2 million have no expiration and can only be used to offset 80% of the Company’s future taxable income. The state NOL carryforwards include $219.5 million with definitive expiration dates and $35.6 million with no expiration. The state NOLs are presented as an apportioned amount.

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
The following summarizes the activity related to valuation allowances on deferred tax assets for the periods presented:

	December 31,
	2025	2024
Valuation allowance, as of beginning of year	$150,486	$145,711
Valuation allowance established	1,041	5,346
Changes to existing valuation allowances	(1,287)	(571)
Valuation allowance, as of end of year	$150,240	$150,486
Uncertain Tax Positions
During the years ended December 31, 2025 and 2024, the Company did not record any uncertain tax positions and the balances of unrecognized tax positions were nominal. The Company did not record any interest and penalties related to uncertain tax positions in its provision for income taxes.
The Company files income tax returns in the U.S. federal and various state and local jurisdictions. The Company has no ongoing tax examinations by the U.S. income tax authorities at this time.
14.    Net Loss Per Share Attributable to Common Stockholders
The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Year Ended December 31,
	2025	2024
Redeemable Convertible Preferred Stock	12,500,097	12,500,097
Restricted stock units	3,835,924	4,657,655
Private and Public Placement Warrants	2,800,146	2,800,146
Earn-Out Shares	2,602,404	2,602,412
Common stock options	1,594,703	1,707,450
Common stock warrants	471,818	473,895
ESPP Shares	49,420	48,219
Total	23,854,512	24,789,874

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and interim chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies”.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2025.

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

3.4
Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Grove Collaborative Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on September 23, 2024)

3.5
Certificate of Retirement of Class B Common Stock of Grove Collaborative holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on April 15, 2025).

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

4.14
Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.14 of the Company’s Form 10-K, filed with the SEC on March 19, 2025).

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

10.16+
Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Agreement (Executive Version) under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-Q, filed with the SEC on August 12, 2022).

10.17+
Form of Stock Option Grant Notice and Option Agreement (Executive Version) under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-Q, filed with the SEC on August 12, 2022).

10.18+
Form of Vested Option New Restricted Stock Unit Award Notice under Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit (a)(1)(L) of the Company’s Tender Offer Statement Under Section 14(d)(1) or 13(e)(1), filed with the SEC on September 26, 2022).

10.19+
Form of Unvested Option New Restricted Stock Unit Award Notice under Grove Collaborative Holdings, Inc. 2022 Equity and Incentive Plan (incorporated by reference to Exhibit (a)(1)(M) of the Company’s Tender Offer Statement Under Section 14(d)(1) or 13(e)(1), filed with the SEC on September 26, 2022).

10.20†
Subscription Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove LLC (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-Q, filed with the SEC on November 10, 2022).

10.21†
Consulting Agreement, dated November 10, 2022, between Grove Collaborative Holdings, Inc. and HCI Grove Management LLC (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-Q, filed with the SEC on November 10, 2022).

10.22†
Loan and Security Agreement, dated as of December 21, 2022, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., Ocean II PLO LLC and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on December 27, 2022).

10.23†
Security Issuance Agreement, dated as of December 21, 2022, by and between Grove Collaborative Holdings, Inc. and Avenue Sustainable Solutions Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed with the SEC on December 27, 2022).

10.24+
Form of Performance Cash Award Notice and Performance Cash Award Agreement under the Grove Collaborative Holdings, Inc. 2022 Incentive Equity Plan (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-Q, filed with the SEC on May 11, 2023)

10.25†
Loan and Security Agreement, dated as of March 10, 2023, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., each of their subsidiaries signatory thereto from time to time as guarantors, and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263) filed with the SEC on March 14, 2023).

10.26††
Amendment No. 1 to Loan and Security Agreement, dated as of March 10, 2023, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc., Ocean II PLO LLC and the lending institutions party thereto (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-Q filed with the SEC on May 11, 2023)

10.27
Subscription Agreement between Grove Collaborative Holdings and Volition Capital Fund IV, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on August 14, 2023).

10.28
Subscription Agreement by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40263) filed with the SEC on September 23, 2024).

10.29
Separation Agreement and General Release of All Claims dated as of December 20, 2024, by and between Grove Collaborative Holdings, Inc. and Christopher Clark (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed with the SEC on March 19, 2025).

10.30
Separation Agreement and General Release of All Claims dated as of February 14, 2025, by and between Grove Collaborative Holdings, Inc. and Sergio G. Cervantes Romero (incorporated by reference to Exhibit 10.36 of the Company’s Form 10-K filed with the SEC on March 19, 2025).

Exhibit Number	Description
10.31
Letter of Transition by and between Grove Collaborative Holdings, Inc. and Stuart Landesberg (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K filed with the SEC on March 19, 2025).

10.32
Amendment No. 3 to Loan and Security Agreement, dated as of May 8, 2025, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on May 8, 2025).

10.33
Amendment to Standby Equity Purchase Agreement, dated July 8, 2025, between Grove Collaborative Holdings, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on July 8, 2025).

10.34
Amendment No. 4 to Loan and Security Agreement, dated as of September 26, 2025, by and among Grove Collaborative Holdings, Inc., Grove Collaborative, Inc. and Siena Lending Group LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40263), filed with the SEC on September 26, 2025).

10.35+
Agreement for the Payment of Benefits Following Termination of Employment dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc. and Jeff Yurcisin (incorporated by reference to Exhibit 5.1 of the Company’s Form 10-Q filed with the SEC on November 9, 2023).

10.36+
Employee Inducement Performance Based Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.2 of the Company’s Form 10-Q filed with the SEC on November 9, 2023).

10.37+
Employee Inducement Restricted Stock Unit Award Notice dated as of August 16, 2023, by and between Grove Collaborative Holdings, Inc and Jeff Yurcisin (incorporated by reference to Exhibit 5.3 of the Company’s Form 10-Q filed with the SEC on November 9, 2023).

10.38+
Letter of Transition by and between Grove Collaborative Holdings, Inc. and Stuart Landesberg (incorporated by reference to Exhibit 5.4 of the Company’s Form 10-Q filed with the SEC on November 9, 2023).

10.39+
Agreement for the Payment of Benefits Following Termination of Employment dated as of October 23, 2025, by and between Grove Collaborative Holdings, Inc. and Tom Siragusa (incorporated by reference to Exhibit 5.1 of the Company’s Form 10-Q filed with the SEC on November 13, 2025).

19.1	Insider Trading and Confidentiality Policy (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K filed on March 19, 2025)

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed on March 16, 2023)

23.1*	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Grove Collaborative Holdings, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K filed on March 19, 2025)

101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2026	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Jeff Yurcisin
		Name:	Jeff Yurcisin
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Tom Siragusa
		Name:	Tom Siragusa
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2026	By:	/s/ Katie Anderson
Katie Anderson, Director

Date: March 5, 2026	By:	/s/ Larry Cheng
Larry Cheng, Director

Date: March 5, 2026	By:	/s/ Stuart Landesberg
Stuart Landesberg, Director

Date: March 5, 2026	By:	/s/ Kristine Miller
Kristine Miller, Director

Date: March 5, 2026	By:	/s/ John Replogle
John Replogle, Director

Date: March 5, 2026	By:	/s/ Naytri Shroff Sramek
Naytri Shroff Sramek, Director

Date: March 5, 2026	By:	/s/ Jeff Yurcisin
Jeff Yurcisin, Director