Form 10-Q
period 2026-03-31
Grove Collaborative Holdings, Inc.
filed 2026-05-07
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Tel.: (800) 231-8527
(Registrant’s telephone number, including area code)

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
The registrant had outstanding 42,028,075 shares of Class A common stock as of May 1, 2026.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2026 and 2025	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025	6
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	67
Signatures		70

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial and operational information to company investors using our Investor Relations website (http://investors.grove.co), press releases, SEC filings, and public conference calls and webcasts. We and each of our brands also use social media channels (such as LinkedIn and X (formerly Twitter)) as a means of disclosing information about the company, our products and for complying with disclosure obligations under Regulation FD. The social media channels that we and our brands intend to use as a means of disclosing information described above may be updated from time to time as listed on our Investor Relations website. The information we post through these channels is not part of this Quarterly Report.

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,160	$8,490
Restricted cash, current	2,265	2,300
Inventory	21,479	18,421
Prepaid expenses and other current assets	2,638	5,492
Total current assets	33,542	34,703
Restricted cash, noncurrent	1,002	1,002
Property and equipment, net	3,524	3,653
Intangible assets, net	2,198	2,302
Operating lease right-of-use assets	9,084	9,535
Other long-term assets	1,715	1,899
Total assets	$51,065	$53,094
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,685	$8,828
Accrued expenses	8,000	9,476
Deferred revenue	5,857	5,033
Debt, current	—	800
Operating lease liabilities, current	3,049	2,895
Other current liabilities	603	665
Total current liabilities	26,194	27,697
Debt, noncurrent	7,500	6,700
Operating lease liabilities, noncurrent	9,225	10,053
Derivative liabilities	772	871
Total liabilities	43,691	45,321
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 25,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	24,772	24,772

Stockholders’ deficit:
Common stock, $0.0001 par value — 600,000,000 Class A shares authorized as of March 31, 2026 and December 31, 2025; 42,028,075 and 41,796,921 Class A shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	643,836	643,226
Accumulated deficit	(661,238)	(660,229)
Total stockholders’ deficit	(17,398)	(16,999)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$51,065	$53,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$36,224	$43,547
Cost of goods sold	16,369	20,483
Gross profit	19,855	23,064

Operating expenses:
Advertising	1,162	2,807
Product development	1,435	1,779
Selling, general and administrative	18,159	21,986
Operating loss	(901)	(3,508)

Non-operating expenses (income):
Interest expense	274	346
Changes in fair value of derivative liabilities	(99)	(144)
Other income, net	(75)	(172)
Total non-operating expenses (income), net	100	30
Loss before provision for income taxes	(1,001)	(3,538)
Provision for income taxes	8	9
Net loss	$(1,009)	$(3,547)
Less: Accumulated dividends on redeemable convertible preferred stock	(375)	(375)
Net loss attributable to common stockholders, basic and diluted	$(1,384)	$(3,922)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,086,439	38,209,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	25	$24,772	41,797	$4	$643,226	$(660,229)	$(16,999)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	231	—	(196)	—	(196)
Stock-based compensation	—	—	—	—	806	—	806
Net loss	—	—	—	—		(1,009)	(1,009)
Balances as of March 31, 2026	25	$24,772	42,028	$4	$643,836	$(661,238)	$(17,398)

Balances as of December 31, 2024	25	24,772	39,785	4	639,960	(648,513)	(8,549)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	470	—	(521)	—	(521)
Stock-based compensation	—	—	—	—	969	—	969
Net loss	—	—	—	—	—	(3,547)	(3,547)
Balances as of March 31, 2025	25	$24,772	40,255	$4	$640,408	$(652,060)	$(11,648)

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,009)	$(3,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	806	969
Depreciation and amortization	391	378
Changes in fair value of derivative liabilities	(99)	(144)
Non-cash interest expense	53	139
Inventory write-down	—	(107)
Changes in operating assets and liabilities:
Inventory	(3,058)	(536)
Prepaids and other assets	3,044	(61)
Accounts payable	(143)	(816)
Accrued expenses	(1,340)	(2,733)
Deferred revenue	824	(520)
Operating lease right-of-use assets and liabilities	(223)	188
Other liabilities	71	(82)
Net cash used in operating activities	(683)	(6,872)

Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,848)
Purchase of property and equipment	(294)	(541)
Net cash used in investing activities	(294)	(3,389)

Cash Flows from Financing Activities
Payment of issuance costs related to preferred stock and SEPA	—	(15)
Payment on finance agreement	(192)	—
Payments related to stock-based award activities, net	(196)	(521)
Net cash used in financing activities	(388)	(536)

Net decrease in cash, cash equivalents and restricted cash	(1,365)	(10,797)
Cash, cash equivalents and restricted cash at beginning of period	11,792	24,304
Cash, cash equivalents and restricted cash at end of period	$10,427	$13,507

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure
Cash paid for taxes	$25	$25
Cash paid for interest	$169	$222

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$48	$—
Debt issuance costs in accounts payable and accrued liabilities	$—	$45
Costs of debt extinguishment in accrued liabilities	$—	$78
Financing agreement entered into for prepaid insurance	$59	$—

Reconciliation of cash, cash equivalents, and restricted cash:
	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$7,160	$9,605
Restricted cash, current	2,265	2,900
Restricted cash, noncurrent	1,002	1,002
Total cash, cash equivalents and restricted cash	$10,427	$13,507

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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 5, 2026. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $661.2 million as of March 31, 2026. The Company’s existing sources of liquidity as of March 31, 2026 include unrestricted cash and cash equivalents of $7.2 million and availability of debt from the Siena Revolver (defined in Note 6, Debt). The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Emerging Growth Company
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. Following the closing of the Business Combination (Note 8, Common Stock and Warrants), the Company uses this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
Significant Accounting Policies
There have been no significant changes in the Company’s significant accounting policies from those that were disclosed in Note 2, Summary of Significant Accounting Policies, included in the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of write-down amounts for the Company’s inventories on hand, fair values of assets acquired in business combinations, useful life of intangible assets, sales returns and allowances, certain assumptions related to the Company’s Green Rewards customer loyalty program, certain assumptions used in the valuation of equity awards and the Company’s Preferred Stock, the estimated fair value of liability classified Public and Private Placement Warrants, certain assumptions related to the Company’s contingent liabilities and the fair value of Earn-Out liabilities. Actual results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss, as adjusted for any accumulated dividends on outstanding Preferred Stock (Note 9, Redeemable Convertible Preferred Stock) for the period, attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for outstanding shares that are subject to repurchase or outstanding shares that are contingently returnable by the holder. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in net loss per share as of the date that all necessary conditions have been satisfied. Such shares include the Backstop Warrants (Note 8, Common Stock and Warrants) for the periods presented.
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
For the three months ended March 31, 2026 and 2025, no individual customers represented more than 10% of total revenue. As of March 31, 2026, the concentration of risk for accounts receivable, net was not meaningful. As of December 31, 2025, one customer represented 82% of total accounts receivable, net.
The Company depends on a limited number of vendors to supply products sold by the Company. For each of the three months ended March 31, 2026 and 2025, the Company’s top five suppliers combined represented approximately 35% of the Company’s total inventory purchases.
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
Product Revenue
The Company primarily generates revenue from the sale of both third-party and Grove Brands products through its DTC platform. Customers purchase products through the website or mobile application. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. The Company collects payments upon shipment of a customer’s order.
A contract with a customer exists when the customer submits an order online for the Company’s products. Under this arrangement, there is one performance obligation which is the obligation for the Company to fulfill the order. Product revenue is recognized when control of the goods is transferred to the customer, which occurs upon the Company’s delivery to a third-party carrier.
Green Rewards Customer Loyalty Program
In December 2025, the Company launched their Green Rewards customer loyalty program (“Green Rewards”) to enhance customer engagement and incentivize repeat purchases. Under this program, customers earn loyalty rewards (“Loyalty Rewards”) through making qualifying purchases, signing up for a Green Rewards VIP Membership (described below) and performing other reward-generating actions as specified in the program terms. Loyalty Rewards balances can be applied to future purchases. Rewards typically expire 13 months after the customer’s most recent qualifying purchase or other reward-generating activity.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Loyalty rewards earned on purchases constitute a separate performance obligation, as they provide the customer with a material right that would not otherwise be available in the absence of the loyalty program. The relative standalone selling price of rewards earned by loyalty program members is deferred and included as part of deferred revenue in the consolidated balance sheets based on the amount of rewards that are projected to be redeemed. The Company recognizes revenue upon satisfaction of the performance obligation, which occurs when rewards are redeemed by the customer. Deferred revenue on the Company’s consolidated balance sheet as of March 31, 2026 and December 31, 2025 related to the Green Rewards was $1.2 million and $0.2 million, respectively.

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
Up until December 18, 2025 the VIP membership benefits included two material rights: free shipping on orders over a specified threshold and free gifts during the course of the subscription. Following the introduction of Green Rewards on December 18, 2025, the Company concluded that its VIP Membership benefits include three material rights: the first one related to the free shipping of a customer’s qualifying order(s) over the membership period; the second one relating to incremental rewards available on purchases made over the membership period; and the third one related to the one-time loyalty rewards bonus earned upon the initial sign-up for a membership.
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
Net Revenue
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of March 31, 2026 and December 31, 2025, the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was nominal.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue, net:
Grove Brands	$16,500	$17,613
Third-party products	19,724	25,934
Total revenue, net	$36,224	$43,547
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections of VIP membership fees, which are included in deferred revenue, (ii) customer service credits, which are recognized in other current liabilities and as a reduction in revenue when provided to the customer, and (iii) loyalty rewards related to Green Rewards, which are included in deferred revenue. Contractual liabilities related to VIP membership fees and included in deferred revenue were $4.7 million and $4.8 million as of March 31, 2026 and December 31, 2025, respectively. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the three months ended March 31, 2026 that was previously included in deferred revenue as of December 31, 2025 was $2.3 million. Revenue recognized during the three months ended March 31, 2025 that was previously included in deferred revenue as of December 31, 2024 was $2.7 million.
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

The Company’s fulfillment costs consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Shipping and Handling	$5,630	$5,830
Fulfillment Labor	1,867	2,419
Payment Processing	987	1,630
Total fulfillment costs	$8,484	$9,879

Fulfillment costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations; therefore, the Company’s gross profit may not be comparable to other retailers or distributors.

Recently Adopted Accounting Standards

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This update is intended to simplify the capitalization guidance by removing all references to prescriptive and sequential

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
software development stages. ASU 2025-06 also requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 will be effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2025-06 effective January 1, 2026. The adoption of ASU 2025-06 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

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
Pro forma financial information related to the Acquisitions has not been presented as the effects of the acquisitions described above were not material to the Company’s condensed consolidated financial results. Revenue and net loss attributable to the Acquisitions have been included in the Company’s condensed consolidated statement of operations since the date of each transaction and were not material for the periods presented.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 8, Common Stock and Warrants. As the number of outstanding Public Warrants and Private Placement Warrants did not change as a result of a previously effected reverse stock split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A Common Stock. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, are recognized in the Company’s condensed consolidated statement of operations. As of March 31, 2026 and December 31, 2025, the Public Warrants and Private Placement Warrants had a nominal value. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions for the date indicated:

	March 31, 2026	December 31, 2025
Fair value of common stock	$1.28	$1.10
Exercise Price	$57.50	$57.50
Risk-free interest rate	3.68%	3.47%
Expected term (in years)	1.29	1.50
Volatility	61.83%	63.25%
Dividend yield	—	—

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
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$6,022	$—	$—	$6,022
Total	$6,022	$—	$—	$6,022
Financial Liabilities:
Earn-Out Shares	$—	$—	$772	$772
Total	$—	$—	$772	$772

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
The following table provides a summary of changes in the estimated fair value of the Earn-Out Shares (in thousands):

Balance as of December 31, 2025	$871
Change in fair value	(99)
Balances as of March 31, 2026	$772

5.    Other Financial Statement Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$514	$3,111
Prepaid expenses	1,520	1,582
Other	604	799
Total prepaid expenses and other current assets	$2,638	$5,492

Accrued expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Inventory purchases	$2,543	$3,240
Compensation and benefits	1,719	1,332
Sales taxes	853	778
Fulfillment costs	439	573
Advertising costs	125	97
Other accrued expenses	2,321	3,456
Total accrued expenses	$8,000	$9,476

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
6.    Debt
Siena Revolver

The Company entered into a Loan and Security Agreement, and subsequent amendments, with Siena Lending Group, LLC (“Siena”) which permits the Company to receive funding through a revolving line of credit with an initial commitment of $35.0 million (the “Siena Revolver”). The Company’s borrowing capacity under the Siena Revolver is subject to certain conditions, including the Company’s eligible inventory, accounts receivable and certain qualifying cash balances held with third-party payment processors, in each case subject to specified eligibility criteria and other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceed the borrowing capacity, the Company is required to prepay borrowings sufficient to eliminate the excess. Any such expected prepayments to be made within 12 months have been classified as a current liability on the Company’s balance sheet. The Siena Revolver matures on April 10, 2028. Aggregate debt issuance costs incurred in connection with the Siena Revolver, including its amendments, were $1.6 million.
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
The Siena Revolver is collateralized by the Company’s accounts receivable, inventory balances and qualifying cash balances held with third-party payment processors. As of March 31, 2026, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver with an interest rate of 8.12%. As of March 31, 2026, additional borrowing capacity from the Siena Revolver was $1.7 million. As of March 31, 2026, the Company had $0.5 million of unamortized debt issuance costs related to the Siena Revolver which are included within other long-term assets on the Company’s condensed consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date. The Siena Revolver is the Company’s only debt facility as of March 31, 2026 and December 31, 2025.
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of March 31, 2026 and December 31, 2025, the Company had obligations to purchase $11.5 million and $11.2 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.3 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively, primarily related to the Company’s operating leases. No amounts have been drawn related to these letters of credit. The letters of credit have expiration dates through August 2029.
Finance Agreement Payable
In July 2025, the Company entered into an agreement with a third party to finance certain insurance premiums over the 12 month policy. The amount financed is payable in 10 equal monthly installments, including interest, and matures in April 2026. Interest expense related to this agreement is not material, As of March 31, 2026 and December 31, 2025, the outstanding balance owed by the Company was $0.1 million and $0.2 million, respectively, and included in other current liabilities on the Company’s condensed consolidated balance sheet.

Contingencies
From time to time, the Company is subject to various claims, charges and litigation matters that arise in the ordinary course of business. The Company records a provision for a liability when it is both probable that the loss has

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and canceled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out Shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815,

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of March 31, 2026, the Company did not meet any Earn-Out thresholds.
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
The Private Placement and Public Warrants for shares of the Company’s Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement warrants from being considered indexed to the entity’s own stock, and therefore classified as liabilities on the condensed consolidated balance sheets.
As of March 31, 2026, the following warrants were outstanding on an as-converted basis:

Warrant Type	Shares	Exercise Price
Public Warrants	1,460,146	$57.50
Private Placement Warrants	1,340,000	$57.50

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Public Warrants
The Public Warrants became exercisable into shares of the Company’s Class A common stock on July 16, 2022 and expire on July 16, 2027, or earlier upon redemption or liquidation. At the Closing Date, the Company assumed 8,050,000 public warrants. On June 16, 2023, the Company canceled 749,291 Public Warrants at the request of certain holders.
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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of March 31, 2026.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100.0 million of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of the Company’s common stock that may be issued under the Amended SEPA may be sold to Yorkville at the Company’s discretion from time to time and sales of the Company’s common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the remaining full commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily VWAP of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. The Company has deferred an aggregate $0.7 million of transaction costs related to the SEPA and Amended SEPA and will offset these costs against proceeds of any sales under the Amended SEPA. As of March 31, 2026, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. As of March 31, 2026, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	March 31, 2026	December 31, 2025
	Class A Common Stock	Class A Common Stock
Shares issuable upon conversion of redeemable convertible preferred stock	12,500,097	12,500,097
Shares available for issuance under 2022 Equity Incentive Plan	6,763,451	6,338,929
Outstanding restricted stock units	5,277,849	3,835,924
Outstanding stock options	1,586,948	1,594,703
Public Warrants	1,460,146	1,460,146
Shares available for issuance under 2022 Employee Stock Purchase Plan	1,416,798	998,829
Private Placement Warrants	1,340,000	1,340,000
Backstop Warrants	775,005	775,005
Other outstanding common stock warrants	471,818	471,818
Total shares of common stock reserved	31,592,112	29,315,451
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Significant terms of the Series A Preferred Stock and Series A' Preferred Stock are identical except as noted below and are summarized as follows:

Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the board of directors, out of any funds and assets legally available therefor, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A Common Stock payable in shares of Class A Common Stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends on the Preferred Stock as of March 31, 2026 was $3.0 million.

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
10.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2025	1,594,703	$7.38	2.74	$—
Cancelled/forfeited	(7,755)	$15.32
Balance – March 31, 2026	1,586,948	$7.34	2.51	$11
Options vested and exercisable – March 31, 2026	1,383,515	$5.64	2.16	$11
The total grant date fair value of options that vested during the three months ended March 31, 2026 and 2025 was nominal. No options were exercised during the three months ended March 31, 2025. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,433 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of March 31, 2026, the market-based vesting criteria had not been met and there is no unrecognized compensation expense related to these market-based stock options.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the three months ended March 31, 2026:

	Number of Shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2025	3,835,924	$1.61
Granted	1,969,051	$1.29
Vested	(361,083)	$2.11
Forfeited	(166,043)	$1.63
Balance – March 31, 2026	5,277,849	$1.46

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

The CEO Award has a total aggregate value of $2.0 million. During the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to the CEO Award.

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
Stock-Based Compensation Expense
The Company recognized a total of $0.8 million and $1.0 million of stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively, primarily related to RSUs granted to employees and non-employees and the ESPP. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for each period presented. As of March 31, 2026, the total unrecognized compensation expense related to unvested options and RSUs was $5.8 million, which the Company expects to recognize over an estimated weighted average period of 2.4 years.

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
The table below is segment information for the periods presented and a reconciliation of segment information, including significant expenses, to consolidated net loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment Revenue, Significant Expenses and Net Loss:
Total revenue, net	$36,224	$43,547
Cost of goods sold	16,369	20,483
Gross profit	19,855	23,064

Less significant expenses:
Fulfillment costs	8,484	9,879
Advertising	1,162	2,807
Product development and other selling, general and administrative expenses(1)	9,913	12,539

Less other segment items:
Interest income	(75)	(172)
Other segment items(2)	1,380	1,558
Consolidated net loss	$(1,009)	$(3,547)

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
12.    Net Loss Per Share Attributable to Common Stockholders

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended March 31,
	2026	2025
Redeemable convertible preferred stock	12,500,097	12,500,097
Restricted stock units	5,277,849	5,762,789
Public Warrants and Private Placement Warrants	2,800,146	2,800,146
Earn-Out Shares	2,602,404	2,602,412
Options	1,586,948	1,651,999
Common Stock Warrants	471,818	473,895
ESPP Shares	96,233	127,455
Total	25,335,495	25,918,793

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Examples of forward looking statements in this Form 10-Q include statements relating to projections, estimates and assumptions used in preparing our financial statements, key factors affecting our future operating performance, future results of operations, future advantages in transitioning the operation of our ecommerce platform to third parties, factors affecting our future operating performance, the impact of our expense reduction efforts, our ability to raise funds and the sufficiency of our available resources to enable us to meet our obligations for at least one year.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Grove Collaborative Holdings, Inc. (“Grove,” “we,” “us,” and “our”) should be read with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties as described in the Cautionary Note Regarding Forward Looking Statements above. Grove’s actual results may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in our Annual Report on Form 10-K for the year ended December 31, 2025 or in other parts of this Quarterly Report on Form 10-Q. Grove’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2025 refer to the year ended December 31, 2025.
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
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our ecommerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $661.2 million as of March 31, 2026.

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
The future activity level and profitability of our DTC customer base will depend on our ability to continue to offer a compelling value proposition to consumers including strong selection, pricing, and customer service, a smooth and compelling web and mobile application experience, a fast and reliable fulfillment, and curation within natural and sustainable products. Our success is also dependent on our ability to maintain relevance with our consumers on a regular basis through high performing products and a consumer-friendly refill and fulfillment process, and most importantly to provide consumers with products that consistently outperform their expectations. Our ability to execute on these key value-driving areas for consumers, and to remain competitive and compelling, are necessary for our future growth. A lack of success in these areas would materially impact our operating results and financial performance.
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
Ability to Successfully Transition our ecommerce platform

In March 2025, we began migrating our ecommerce platform from our legacy internally-developed solution to third party service providers that offer ecommerce solutions. We have completed the migration and have resolved a majority of the issues identified after the migration while simultaneously working towards optimizing the customer experience.
This transition away from our legacy platform exposes us to vendor-specific risks, such as service disruptions, changes in pricing and inventory management, potential reduced flexibility in our ecommerce experience or alterations in the platform’s features and execution and fulfillment risks as we migrate our customer experience to the new platform. Our ability to realize the expected benefits of this transition is substantially dependent upon our ability to address these issues.
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
The following table presents our key operating metrics for the periods presented:

	Three Months Ended March 31,
(in thousands, except DTC Net Revenue Per Order)	2026	2025
Financial and Operating Data
DTC Total Orders	502	622
DTC Active Customers	553	678
DTC Net Revenue Per Order	$67.79	$66.49
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded and excludes reshipments of customer orders for any reason including damaged and missing products. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three months ended March 31, 2026, DTC Total Orders declined primarily due to our lower advertising spend in prior years, resulting in fewer new customers and therefore fewer overall orders. Additionally, DTC Total Orders was negatively impacted by technology disruptions to our DTC platform throughout 2025.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three months ended March 31, 2026, DTC Active Customers declined primarily due to our lower advertising spend, resulting in fewer new customers and therefore fewer overall orders, and negative impacts from technology disruptions to our DTC platform throughout 2025.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. For the three months ended March 31, 2026, DTC Net Revenue Per Order increased due to more targeted promotional efforts, including the shift to rewards-based incentives through Green Rewards which launched in the fourth quarter of 2025, as well as an increase in higher priced items in customer orders.
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

	Three Months Ended March 31,
	2026	2025

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands, except percentages)
Net loss	$(1,009)	$(3,547)
Stock-based compensation	806	969
Depreciation and amortization	391	378
Changes in fair value of derivative liabilities	(99)	(144)
Interest income	(75)	(172)
Interest expense	274	346
Transaction related costs (1)	—	563
Provision for income taxes	8	9
Total Adjusted EBITDA	$296	$(1,598)
Net loss margin	(2.8)%	(8.1)%
Adjusted EBITDA margin (loss)	0.8%	(3.7)%

(1) Transaction related costs are costs and expenses primarily associated with the acquisition of Grab Green and the acquisition of 8Greens. These costs include costs of integrating the businesses and costs for third-party legal, accounting, consulting and other similar type professional services. These costs are considered incremental to our normal operating charges and were incurred solely as a result of the transactions.
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

In December 2025, we introduced our Green Rewards customer loyalty program which enables our customers to earn rewards from purchases and other activities that these customers can apply to future purchases. We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our Green Rewards customer loyalty program and Green Rewards VIP Membership.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as a result of decreases in fulfillment costs largely driven by lower sales and our cost management initiatives. In November 2025, we executed a reduction in force as part of an initiative to streamline selling, general, and administrative expenses, which has lowered our ongoing cost structure.

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
Change in fair values of derivative liabilities consists primarily of changes in fair values of Earn-Out Shares, Public Warrants and Private Placement Warrant. Changes in the fair value of our derivative liabilities may fluctuate significantly in future periods primarily due to fluctuations in the fair value of our common stock.

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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended March 31,
	2026	2025
Revenue, net	$36,224	$43,547
Cost of goods sold	16,369	20,483
Gross profit	19,855	23,064

Operating expenses:
Advertising	1,162	2,807
Product development	1,435	1,779
Selling, general and administrative	18,159	21,986
Operating loss	(901)	(3,508)

Non-operating expenses (income):
Interest expense	274	346
Changes in fair value of derivative liabilities	(99)	(144)
Other income, net	(75)	(172)
Total non-operating expenses (income), net	100	30
Loss before provision for income taxes	(1,001)	(3,538)
Provision for income taxes	8	9
Net loss	$(1,009)	$(3,547)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue, net	100%	100%
Cost of goods sold	45	47
Gross profit	55	53

Operating expenses:
Advertising	3	6
Product development	4	4
Selling, general and administrative	50	50
Operating loss	(2)	(8)

Non-operating expenses (income):
Interest expense	1	1
Changes in fair value of derivative liabilities	—	—
Other income, net	—	—
Total non-operating expenses (income), net	—	—
Loss before provision for income taxes	(3)	(8)
Net loss	(3)%	(8)%

Comparisons of the Three Months Ended March 31, 2026 and 2025
Revenue, Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue, net:
Grove Brand	$16,500	$17,613	$(1,113)	(6)%
Third-party product	19,724	25,934	(6,210)	(24)
Total revenue, net	$36,224	$43,547	$(7,323)	(17)%

Revenue decreased by $7.3 million, or 17%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This decline was primarily driven by a decrease in DTC Total Orders from lower advertising expenses in previous periods and disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers throughout 2025.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Cost of goods sold	$16,369	$20,483	$(4,114)	(20)%
Gross profit	19,855	23,064	(3,209)	(14)%
Gross margin	55%	53%

Cost of goods sold decreased by $4.1 million, or 20%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in DTC Total Orders and a lower cost of goods per order.
Gross margin in the three months ended March 31, 2026 increased by 180 basis points, compared to the three months ended March 31, 2025, primarily due to more targeted promotional strategies, as a result of the launch of Green Rewards in the fourth quarter of 2025 as well as a lower costs of goods per order.
Operating Expenses
Advertising Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Advertising	$1,162	$2,807	$(1,645)	(59)%
Advertising expenses decreased by $1.6 million, or 59%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 driven by decreases in online advertising expenses.

Product Development Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Product development	$1,435	$1,779	$(344)	(19)%
Product development expenses decreased by $0.3 million, or 19%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in consulting fees related to the ecommerce platform migration and lower owned brands development.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Selling, general and administrative	$18,159	$21,986	$(3,827)	(17)%
Selling, general and administrative expenses decreased by $3.8 million, or 17%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Fulfillment costs decreased by $1.4 million due to a lower volume of orders. Corporate salaries decreased by $0.8 million, driven by reductions in headcount. Additionally, professional fees decreased by $0.5 million, software costs decreased by $0.3 million, insurance costs decreased by $0.3 million, and rent expense decreased by $0.3 million due to the subleasing one of our warehouses beginning in December 2025.
Interest expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Interest expense	$274	$346	$(72)	(21)%
Interest expense decreased by $0.1 million, or 21%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to lower interest rates on our outstanding debt.

Non-operating income, net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(in thousands, except percentages)
Changes in fair value of derivative liabilities	$(99)	$(144)	$45	**
Other income, net	(75)	(172)	97	(56)%
**Change not meaningful
The change in the fair value of derivative liabilities for the three months ended March 31, 2026, was not meaningful. The change in the fair value of derivative liabilities for the three months ended March 31, 2025, was driven by the changes in our stock price from December 31, 2024 through March 31, 2025.
Other income decreased by $0.1 million, or 56%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, related to interest income due to lower on-hand cash.

Liquidity, Capital Resources and Requirements
As of March 31, 2026, we had $7.2 million in unrestricted cash and cash equivalents (which excludes restricted cash of $3.3 million). We incurred negative cash flows from operating activities of $0.7 million for the three months ended March 31, 2026. We have incurred significant losses since inception and have an accumulated deficit of approximately $661.2 million. To date, we have funded our operations principally through redeemable convertible preferred stock and common stock financings, the incurrence of debt and the closing of the Business Combination. We have total outstanding indebtedness of $7.5 million as of March 31, 2026.
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
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. The Siena Revolver matures on April 10, 2028. Additional borrowing capacity from the Siena Revolver was $1.7 million as of March 31, 2026.
On July 18, 2022, we entered into the SEPA, whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. On July 8, 2025, we and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of our common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. Unless our average stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of March 31, 2026, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of April 30, 2026, under the terms of the Amended SEPA we would be able to raise additional gross proceeds of approximately $7.2 million.
Management believes that currently available resources will provide sufficient funds to enable us to meet our obligations for at least one year following the date these condensed consolidated financial statements are available to be issued. Cash from operations could be affected by our customers and other risks detailed in the section titled “Risk Factors.” In the event we raise additional capital to execute strategic initiatives and fund our operations, our ability to raise additional capital may be adversely impacted by the trading price of our common stock. We may seek access to additional funds by utilizing the SEPA. Additionally, we may seek additional funds through new public or private equity offerings or new debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that any such new debt or new equity financing arrangements will be available on terms acceptable to us, or at all.

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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facility, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of March 31, 2026, we had $11.5 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 7 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024 included in Form 10-K filed with the SEC on March 5, 2026.
Loan Facility
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceeds the borrowing capacity, we are required to prepay borrowings sufficient to eliminate the excess. As of March 31, 2026, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $1.7 million.
The interest rates applicable to borrowings under the Siena Revolver are based on a fluctuating rate of interest measured by reference to either, at our option, (i) a Base Rate plate 3.25% or (ii) the term Secured Overnight Financing Rate (“Term SOFR”) then in effect plus 4.25%. The Base Rate is defined as the greatest of: (1) Prime Rate as published in the Wall Street Journal, (2) federal funds rate plus 0.50% and (3) 5.00% per annum. In accordance with the agreement, Siena has been provided with our periodic financial statements and updated projections to facilitate their ongoing assessment of us. The Siena Revolver matures on April 10, 2028.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Net cash used in operating activities	$(683)	$(6,872)	(90.1)%
Net cash used in investing activities	(294)	(3,389)	(91.3)%
Net cash used in financing activities	(388)	(536)	(27.6)%
Net decrease in cash, cash equivalents and restricted cash	$(1,365)	$(10,797)
Operating Activities
Net cash used in operating activities of $0.7 million for the three months ended March 31, 2026 was primarily attributable to our net loss of $1.0 million, non-cash adjustments of $1.2 million, and a net increase in our operating assets and liabilities of $0.8 million. Non-cash adjustments consisted of a $0.8 million stock-based compensation expense, $0.4 million in depreciation and amortization and $0.1 million in non-cash interest expense, and a $0.1 million of change in fair value of derivative liabilities. The change in operating assets and liabilities resulted from a $3.1 million increase in inventory to support ongoing operations, a $1.5 million decrease in accrued expenses and accounts payable related to the timing of payments and a $0.2 million net increase in operating lease right-of-use assets and liabilities, offset by a $3.0 million decrease in prepaid expenses and other assets related to the timing of collections on our accounts receivable, a $0.8 million increase in deferred revenue and a $0.1 million increase in other operating liabilities.
Net cash used in operating activities of $6.9 million for the three months ended March 31, 2025 was attributable to our net loss of $3.5 million, non-cash adjustments of $1.2 million, and net increase in our operating assets and liabilities of $4.6 million. Non-cash adjustments consisted of a $1.0 million stock-based compensation expense, $0.4 million in depreciation and amortization activity and $0.1 million non-cash interest expense, partially offset by $0.1 million of inventory write-downs and $0.1 million of change in fair value of derivative liabilities. The change in operating assets and liabilities primarily resulted from a $3.5 million decrease in accounts payable and accrued expenses, a $0.5 million increase in inventory and a $0.5 million decrease in deferred revenues.
Investing Activities
Net cash used in investing activities of $0.3 million for the three months ended March 31, 2026 was due to the purchase of property and equipment.
Net cash used in investing activities of $3.4 million for the three months ended March 31, 2025 was due to $2.8 million of cash paid for strategic acquisitions and $0.5 million for the purchase of property and equipment.
Financing Activities
Net cash used in financing activities of $0.4 million for the three months ended March 31, 2026 consists of payments related to stock-based award activities during the period and principal payments related our financing arrangement for insurance.

Net cash used in financing activities of $0.5 million for the three months ended March 31, 2025 primarily consists of payments related to stock-based award activities during the period.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of March 31, 2026.
Critical Accounting Estimates
There have been no significant changes to our critical accounting policies since December 31, 2025. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. Following the closing of the Business Combination, we use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will continue to be an emerging growth company for the first five fiscal years after the VGAC II Initial Public Offering unless any of the following events occur earlier: (i) we have more than $1.235 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A Common Stock held by non-affiliates or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•The Series A Preferred Stock and Series A′ Preferred Stock contain rights, preferences and privileges that may limit our business flexibility or reduce the value of our Class A Common Stock.
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

Many products that we sell are labeled and advertised with claims as to their origin, ingredients or health, wellness, environmental or other benefits, including, by way of example, the use of the term “natural”, “organic”, “clean”, or “sustainable”, or similar synonyms or implied statements relating to such benefits. Grove’s brand as a whole is marketed using similar language. The Federal Trade Commission’s (“FTC”) Guides For The Use Of Environmental Marketing Claims, or the “Green Guides,” provide guidance on how to use environmental marketing claims, provide specific guidance for certain terms (e.g. “recyclable”), and recommend against using unqualified statements about environmental benefits such as “eco-friendly”. The Food and Drug Administration (“FDA”) and the U.S. Department of Agriculture (“USDA”) each have issued statements regarding the appropriate use of the word “natural,” but there is no single, U.S. government regulated definition of the term “natural” for use in the consumer and personal care industry. This is also true for many other claims common in the clean conscious product industry.

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

Any investments that we make may not result in the growth of our business. Even if our investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. We are also required to manage numerous relationships with vendors and other third parties, our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected. If we are unable to successfully re-ignite growth and achieve sustainable profitability, our business prospects will be materially and adversely affected.

We have transitioned the operation of our e-commerce platform to third-party technology service providers, and continued or any new disruption of or interference with the platform or the use of these services would adversely affect our business, financial condition and results of operations.

Historically, we have relied on a homegrown ecommerce platform that required ongoing investment to stay current with industry trends and consumer expectations. To, among other anticipated benefits, streamline operations, provide customers with a better shopping experience, free up resources that had been used to maintain standard ecommerce functionality, support brand growth by improving onsite conversion and unlock continuous innovation, we migrated the operation of our legacy platform to third-party technology providers. In effecting the transition, we experienced disruptions to platform operations, including user experience, inventory management, fulfillment operations and payment processing, among others. If we continue to experience delays, disruptions or interferences with respect to significant aspects of the new ecommerce platform and related services, our business and results of operations may be materially and adversely affected.

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

We have incurred significant losses since our inception. For the years ended December 31, 2025 and 2024 we incurred net losses of $11.7 million and $27.4 million, respectively. For the three months ended March 31, 2026 we incurred a net loss of $1.0 million. As of March 31, 2026, we had an accumulated deficit of $661.2 million.

We expect to continue to incur significant expenses and to incur operating losses for the foreseeable future. We may not succeed in increasing our revenues in a manner that will be sufficient to offset these expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We may not achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Amended SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily volume weighted average price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. As of April 30, 2026, under the terms of the Amended SEPA we would be permitted to raise gross proceeds of approximately $7.2 million, although the amount we could actually raise is based on the market price of our stock and historical trading volume. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Amended SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Amended SEPA will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Amended SEPA, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Amended SEPA. Further, the resale by Yorkville of a significant number of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

The number of companies entering the natural, sustainable and wellness consumer products markets with offerings similar to ours continues to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the size of our customer base; the timing and market acceptance of products, including the developments and enhancements to those products and services that we or our competitors offer; customer service and support efforts, selling and marketing efforts, ease of use, performance, price and reliability of the products and services that we and our competitors develop, and our brand strength relative to our competitors. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases than ours or greater market acceptance than us.

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

Customer acquisition costs may fluctuate and rise on the channels that have been successful for us historically and on new channels that we are introducing. Rising costs may limit our ability to expand or maintain our acquisition efforts, which could negatively affect our results of operations.

Changes to our DTC business designed to attract new customers and retain existing customers, including, but not limited to expanded shopping personalization, non-subscription options, and user generated and editorial content may not perform as well as our historical DTC platform, which could negatively impact our results of operations. We recently updated our ecommerce experience to remove gated access and default subscriptions. We also later transitioned the operation of our ecommerce platform to third parties. Our implementation of these changes resulted in a decline in the number of orders and our revenue as a result of ecommerce experience and other issues. We have made improvements in the customer experience on our platform after these implementations and intend to make additional changes. Our efforts to improve the performance of our ecommerce platform may not be successful and we may continue to have increased difficulty in acquiring customers cost-effectively. As a result, our business, operating results and financial condition will be further harmed.

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

Failure to introduce new products that meet the expectations of our customers may adversely affect our ability to grow.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce, including consumer protection regulations that regulate retailers and govern the promotion and sale of merchandise. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, sales practices, subscription programs and Internet neutrality. For example, the current presidential administration’s implementation of tariffs has negatively impacted us and could negatively impact us in the future if the tariff applies to goods we source or manufacture in other countries. For example, we have manufacturing relationships in China, Mexico and Canada. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by customers and suppliers and may result in the imposition of monetary liabilities and burdensome injunctions that could, for example, require changes to our business practices. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The occurrence of adverse reactions, ineffectiveness or other safety incidents associated with our products could also adversely affect the price and availability of affected ingredients or products, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any safety, contamination, defects, or regulatory noncompliance issues, whether or not caused by our actions, could compel us, our suppliers or our consumers, depending on the circumstances, to conduct a recall in accordance with requests from the FDA, the CPSC, the USDA, the EPA or other federal, state or local authorities. Product recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time, potential loss of existing ecommerce partners or consumers, negative publicity and a potential negative impact on our ability to attract new consumers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes relating to our executive management team and key employees resulting from the hiring or departure of executives and key employees. For example, the employment of our Chief Financial Officer and Chief Technology Officer recently terminated and our board of directors recently appointed an interim Chief Financial Officer who became our Chief Financial Officer in October 2025. We also recently hired a Chief Technology Officer and have implemented a reductions in force that resulted in the loss of executives and key employees. Such changes may be disruptive to our business. We do not have employment agreements with any of our executive officers or key management and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

In addition, in 2025 we received notice from the NYSE that we were subject to de-listing due to our failure to meet the stock exchange’s continued listing standards. In March 17, 2026, we received notice from the NYSE that we have regained compliance with the exchange’s listing standards. There is no assurance we will continue to meet al NYSE continued listing standards in the future, and any such failure and consequent de-listing would likely adversely affect the value of our stock to a substantial degree

Warrants are or may become exercisable for shares of our common stock, and additional shares of our common stock may become issuable, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of March 31, 2026, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 6,763,451. The Compensation Committee of the board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

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

The Series A Preferred Stock and Series A' Preferred Stock contain rights, preferences and privileges that may limit our business flexibility or reduce the value of our Class A Common Stock.

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
•the ability of the board of directors to amend the Bylaws, which may allow the board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the board of directors, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

4.15
Amendment to Standby Equity Purchase Agreement, dated July 8, 2025, by and between the Company and Yorkville (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025)

4.16
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

10.5+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q, filed with the SEC on November 13, 2025)

10.6
Subscription Agreement, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023)

10.7
Subscription Agreement, dated as of September 20, 2024, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024)

10.8*+	Agreement for the Payment of Benefits Following Termination of Employment dated as of October 23, 2025, by and between Grove Collaborative Holdings, Inc and Scott Giesler

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS*	Inline Instance Document.

101.SCH	Inline Taxonomy Extension Schema Document.

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
+    Indicates management contract or compensatory plan or arrangement.
†    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Tom Siragusa
		Name:	Tom Siragusa
		Title:	Chief Financial Officer