Form 10-Q
period 2026-06-30
Grove Collaborative Holdings, Inc.
filed 2026-08-06
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 42,701,046 shares of Class A common stock as of July 31, 2026.

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

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$8,345	$8,490
Restricted cash, current	2,065	2,300
Inventory	19,458	18,421
Prepaid expenses and other current assets	4,043	5,492
Total current assets	33,911	34,703
Restricted cash, noncurrent	1,002	1,002
Property and equipment, net	3,469	3,653
Intangible assets, net	2,098	2,302
Operating lease right-of-use assets	8,613	9,535
Other long-term assets	1,696	1,899
Total assets	$50,789	$53,094
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,390	$8,828
Accrued expenses	9,434	9,476
Deferred revenue	6,906	5,033
Debt, current	—	800
Operating lease liabilities, current	3,171	2,895
Other current liabilities	1,047	665
Total current liabilities	26,948	27,697
Debt, noncurrent	7,500	6,700
Operating lease liabilities, noncurrent	8,400	10,053
Derivative liabilities	700	871
Total liabilities	43,548	45,321
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 25,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	24,772	24,772

Stockholders’ deficit:
Common stock, $0.0001 par value — 600,000,000 Class A shares authorized as of June 30, 2026 and December 31, 2025; 42,701,046 and 41,796,921 Class A shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	644,623	643,226
Accumulated deficit	(662,158)	(660,229)
Total stockholders’ deficit	(17,531)	(16,999)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$50,789	$53,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$36,569	$44,026	$72,793	$87,573
Cost of goods sold	16,984	19,631	33,353	40,114
Gross profit	19,585	24,395	39,440	47,459

Operating expenses:
Advertising	1,235	2,722	2,397	5,529
Product development	1,513	2,207	2,948	3,986
Selling, general and administrative	17,620	22,956	35,779	44,942
Operating loss	(783)	(3,490)	(1,684)	(6,998)

Non-operating expenses (income):
Interest expense	272	305	546	651
Changes in fair value of derivative liabilities	(72)	(70)	(171)	(214)
Other income, net	(71)	(109)	(146)	(281)
Total non-operating expenses, net	129	126	229	156
Loss before provision for income taxes	(912)	(3,616)	(1,913)	(7,154)
Provision for income taxes	8	10	16	19
Net loss	$(920)	$(3,626)	$(1,929)	$(7,173)
Less: Accumulated dividends on redeemable convertible preferred stock	(375)	(375)	(750)	(750)
Net loss attributable to common stockholders, basic and diluted	$(1,295)	$(4,001)	$(2,679)	$(7,923)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.10)	$(0.07)	$(0.21)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,553,480	38,813,480	40,314,583	38,513,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	25	$24,772	41,797	$4	$643,226	$(660,229)	$(16,999)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	231	—	(196)	—	(196)
Stock-based compensation	—	—	—	—	806	—	806
Net loss	—	—	—	—	—	(1,009)	(1,009)
Balances as of March 31, 2026	25	24,772	42,028	4	643,836	(661,238)	(17,398)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	557	—	(175)	—	(175)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	116	—	117	—	117
Stock-based compensation	—	—	—	—	845	—	845
Net loss	—	—	—	—	—	(920)	(920)
Balances as of June 30, 2026	25	$24,772	42,701	$4	$644,623	$(662,158)	$(17,531)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	25	$24,772	39,785	$4	$639,960	$(648,513)	$(8,549)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	470	—	(521)	—	(521)
Stock-based compensation	—	—	—	—	969	—	969
Net loss						(3,547)	(3,547)
Balances as of March 31, 2025	25	24,772	40,255	4	640,408	(652,060)	(11,648)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	608	—	(253)	—	(253)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	139	—	141	—	141
Stock-based compensation	—	—	—	—	1,378	—	1,378
Net loss	—	—	—	—	—	(3,626)	(3,626)
Balances as of June 30, 2025	25	$24,772	41,002	$4	$641,674	$(655,686)	$(14,008)

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,929)	$(7,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,651	2,347
Depreciation and amortization	790	866
Changes in fair value of derivative liabilities	(171)	(214)
Non-cash interest expense	107	219
Inventory write-down	—	(351)
Changes in operating assets and liabilities:
Inventory	(1,037)	1,013
Prepaids and other assets	2,228	409
Accounts payable	(2,520)	(2,912)
Accrued expenses	89	(87)
Deferred revenue	1,873	(349)
Operating lease right-of-use assets and liabilities	(455)	625
Other liabilities	(34)	(278)
Net cash provided by (used in) operating activities	592	(5,885)

Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,848)
Purchase of property and equipment	(451)	(972)
Net cash used in investing activities	(451)	(3,820)

Cash Flows from Financing Activities
Payment of issuance costs related to preferred stock and SEPA	—	(15)
Payment on finance agreement	(267)	—
Payments related to stock-based award activities, net	(371)	(774)
Proceeds from issuance under employee stock purchase plan	117	141
Net cash used in financing activities	(521)	(648)

Net decrease in cash, cash equivalents and restricted cash	(380)	(10,353)
Cash, cash equivalents and restricted cash at beginning of period	11,792	24,304
Cash, cash equivalents and restricted cash at end of period	$11,412	$13,951

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure
Cash paid for taxes	$28	$29
Cash paid for interest	$337	$448

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$135	$—
Debt issuance costs in accounts payable and accrued liabilities	$—	$34
Costs of debt extinguishment in accrued liabilities	$—	$77
Financing agreement entered into for prepaid insurance	$683	$—

Reconciliation of cash, cash equivalents, and restricted cash:
	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$8,345	$10,049
Restricted cash, current	2,065	2,900
Restricted cash, noncurrent	1,002	1,002
Total cash, cash equivalents and restricted cash	$11,412	$13,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business
Grove Collaborative Holdings, Inc., a public benefit corporation, and its wholly owned subsidiary (collectively, the “Company” or “Grove”) is a digital-first, sustainability-oriented consumer products innovator specializing in the development and sale of household, personal care, beauty and other consumer products with a human and environmental focus and headquartered in San Francisco, California. The Company does not have any operations outside the United States. The Company sells its products primarily through a direct-to-consumer (“DTC”) platform at www.grove.co and the Company’s mobile applications, where the Company sells products from Grove-owned brands (“Grove Brands”) and third-parties. The Company develops and sells natural products that are free from the harmful chemicals identified in the Company’s “anti-ingredient” list and designs form factors and product packaging that reduces plastic waste and improves the environmental impact of the categories in which the Company operates. The Company also purchases environmental offsets that have made it the first plastic neutral retailer in the world. Grove Collaborative, Inc. (herein referred to as “Legacy Grove”), the Company’s accounting predecessor, was incorporated in Delaware in 2016.
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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 5, 2026. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $662.2 million as of June 30, 2026. The Company’s existing sources of liquidity as of June 30, 2026 include unrestricted cash and cash equivalents of $8.3 million and availability of debt from the Siena Revolver (defined in Note 6, Debt). The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

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
For the three and six months ended June 30, 2026 and 2025, no individual customers represented more than 10% of total revenue. As of June 30, 2026, three customers represented 44%, 27% and 20% of total accounts receivable, net. As of December 31, 2025, one customer represented 82% of total accounts receivable, net.
The Company depends on a limited number of vendors to supply products sold by the Company. For each of the three and six months ended June 30, 2026 and 2025, the Company’s top five suppliers combined represented between 30% and 40% of the Company’s total inventory purchases.
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
Product Revenue
The Company primarily generates revenue from the sale of both third-party and Grove Brands products through its DTC platform. Customers purchase products through the website or mobile application. Customers can opt to have orders auto-shipped to them on a specified date or shipped immediately through an option available on the website and mobile application. Beginning in April 2026, the Company began collecting payment upon finalization of each order by the customer. Prior to this change, the Company collected payments upon shipment of a customer’s order.
A contract with a customer exists when the customer submits an order online for the Company’s products. Under this arrangement, there is one performance obligation which is the obligation for the Company to fulfill the order. Product revenue is recognized when control of the goods is transferred to the customer, which occurs upon the Company’s delivery to a third-party carrier.
Green Rewards Customer Loyalty Program
In December 2025, the Company launched their Green Rewards customer loyalty program (“Green Rewards”) to enhance customer engagement and incentivize repeat purchases. Under this program, customers earn loyalty rewards (“Loyalty Rewards”) through qualifying purchases, signing up for a Green Rewards VIP Membership

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
(described below) and performing other reward-generating actions as specified in the program terms. Loyalty Rewards balances can be applied to future purchases. Rewards typically expire 13 months after the customer’s most recent qualifying purchase or other reward-generating activity.
Loyalty rewards earned on purchases constitute a separate performance obligation, as they provide the customer with a material right that would not otherwise be available in the absence of the loyalty program. The relative standalone selling price of rewards earned by loyalty program members is deferred and included as part of deferred revenue in the consolidated balance sheets based on the amount of rewards that are projected to be redeemed. The Company recognizes revenue upon satisfaction of the performance obligation, which occurs when rewards are redeemed by the customer. Deferred revenue on the Company’s consolidated balance sheet as of June 30, 2026 and December 31, 2025 related to the Green Rewards was $1.8 million and $0.2 million, respectively.

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
Up until December 18, 2025, the VIP membership benefits included two material rights: free shipping on orders over a specified threshold and free gifts during the course of the subscription. Following the introduction of Green Rewards on December 18, 2025, the Company concluded that its VIP Membership benefits include three material rights: the first one related to the free shipping of a customer’s qualifying order(s) over the membership period; the second one relating to incremental rewards available on purchases made over the membership period; and the third one related to the one-time loyalty rewards bonus earned upon the initial sign-up for a membership.
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
Following the introduction of Green Rewards, the Company defers revenue at the standalone selling price for the one-time loyalty rewards bonus and recognizes such revenue when those rewards are redeemed. To date, customers’ buying patterns closely approximate a ratable revenue attribution method over the customers membership period. Due to these factors, the Company recognizes the remaining VIP Membership revenue ratably over the membership period.
Net Revenue
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of June 30, 2026 and December 31, 2025, the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was nominal.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net:
Grove Brands	$16,679	$17,825	$33,179	$35,438
Third-party products	19,890	26,201	39,614	52,135
Total revenue, net	$36,569	$44,026	$72,793	$87,573
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections of VIP membership fees, which are included in deferred revenue, (ii) customer service credits, which are recognized in other current liabilities and as a reduction in revenue when provided to the customer, and (iii) loyalty rewards related to Green Rewards, which are included in deferred revenue. Contractual liabilities related to VIP membership fees and included in deferred revenue were $4.7 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s deferred revenue balance represents the amount of the transaction price allocated to remaining performance obligations, substantially all of which is expected to be recognized as revenue over the next twelve months. Contractual liabilities included in other current liabilities were immaterial as of June 30, 2026 and December 31, 2025. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the six months ended June 30, 2026 that was previously included in deferred revenue as of December 31, 2025 was $3.8 million. Revenue recognized during the six months ended June 30, 2025 that was previously included in deferred revenue as of December 31, 2024 was $4.7 million.
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

The Company’s fulfillment costs consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shipping and Handling	$4,976	$6,785	$10,605	$13,195
Fulfillment Labor	1,826	2,267	3,693	4,686
Payment Processing	995	1,095	1,982	2,145
Total fulfillment costs	$7,797	$10,147	$16,280	$20,026

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
Pro forma financial information related to the Acquisitions has not been presented as the effects of the acquisitions described above were not material to the Company’s condensed consolidated financial results. Revenue and net loss attributable to the Acquisitions have been included in the Company’s condensed consolidated statement of operations since the date of each transaction and were not material for the three and six months ended June 30, 2025.

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
The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 8, Common Stock and Warrants. As the number of outstanding Public Warrants and Private Placement Warrants did not change as a result of a previously effected reverse stock split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A Common Stock. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, are recognized in the Company’s condensed consolidated statement of operations. As of June 30, 2026 and December 31, 2025, the Public Warrants and Private Placement Warrants had a nominal value. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions for the date indicated:

	June 30, 2026	December 31, 2025
Fair value of common stock	$1.28	$1.10
Exercise Price	$57.50	$57.50
Risk-free interest rate	3.98%	3.47%
Expected term (in years)	1.04	1.50
Volatility	57.10%	63.25%
Dividend yield	—	—

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$7,172	$—	$—	$7,172
Total	$7,172	$—	$—	$7,172
Financial Liabilities:
Earn-Out Shares	$—	$—	$700	$700
Total	$—	$—	$700	$700

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$7,479	$—	$—	$7,479
Total	$7,479	$—	$—	$7,479
Financial Liabilities:
Earn-Out Shares	$—	$—	$871	$871
Total	$—	$—	$871	$871
Earn-Out Shares
Certain Earn-Out Shares are accounted for as a liability, refer to Note 8, Common Stock and Warrants. Subsequent changes in fair value, until settlement or until equity classification is met, is recognized in the statements of operations.
The following table provides a summary of changes in the estimated fair value of the Earn-Out Shares (in thousands):

Balance as of December 31, 2025	$871
Change in fair value	(171)
Balance as of June 30, 2026	$700

5.    Other Financial Statement Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$652	$3,111
Prepaid expenses	2,453	1,582
Other	938	799
Total prepaid expenses and other current assets	$4,043	$5,492

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Accrued expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Inventory purchases	$3,387	$3,240
Compensation and benefits	1,772	1,332
Fulfillment costs	1,036	573
Sales taxes	800	778
Advertising costs	103	97
Other accrued expenses	2,336	3,456
Total accrued expenses	$9,434	$9,476
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
The Siena Revolver is collateralized by the Company’s accounts receivable, inventory balances and qualifying cash balances held with third-party payment processors. As of June 30, 2026, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver with an interest rate of 7.87%. As of June 30, 2026, additional borrowing capacity from the Siena Revolver was $0.4 million. As of June 30, 2026, the Company had $0.4 million of unamortized debt issuance costs related to the Siena Revolver which are included within other long-term assets on the Company’s condensed consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date. The Siena Revolver is the Company’s only debt facility as of June 30, 2026 and December 31, 2025.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of June 30, 2026 and December 31, 2025, the Company had obligations to purchase $11.9 million and $11.2 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.3 million as of June 30, 2026 and December 31, 2025, primarily related to the Company’s operating leases. No amounts have been drawn related to these letters of credit. The letters of credit have expiration dates through August 2029.
Finance Agreement Payable
In June 2026, the Company entered into a new agreement with a third party to finance certain insurance premiums over a new 12 month period. The amount financed is payable in 10 equal monthly installments, including interest, and matures in April 2027. As of June 30, 2026, the outstanding balance owed by the Company was $0.7 million and is included in other current liabilities on the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding balance of $0.2 million related to a similar financing arrangement was included in other current liabilities on the Company’s condensed consolidated balance sheet. The balance as of December 31, 2025 matured and was paid in full in April 2026. Interest expense related to these agreements is not material.

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
The Santa Clara County District Attorney’s Office, in conjunction with other representatives from other California district and city attorneys’ offices, is investigating the Company’s compliance with California’s Automatic Renewal Law, California’s Unfair Competition Law, and False Advertising Law. The Company has met with this task force of multiple California district attorneys (called the California Autorenewal Task Force, or “CART”) and has provided documents and information upon request and discussed proposed remediation. Based on discussions with CART, it is probable that the Company will incur a loss with regard to this matter. However, based on the current information, the Company does not have enough information to make a reasonable estimate of the loss or range of loss at this time. An unfavorable outcome in this matter could result in a material loss in future periods.
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
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and cancelled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out Shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of June 30, 2026, the Company did not meet any Earn-Out thresholds.
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
As of June 30, 2026, the following warrants were outstanding on an as-converted basis:

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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of June 30, 2026.
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100.0 million of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of the Company’s common stock that may be issued under the Amended SEPA may be sold to Yorkville at the Company’s discretion from time to time and sales of the Company’s common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the remaining full commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily VWAP of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. The Company has deferred an aggregate $0.7 million of transaction costs related to the SEPA and Amended SEPA and will offset these costs against proceeds of any sales under the Amended SEPA. As of June 30, 2026, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. As of June 30, 2026, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Reserved for Issuance
The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30, 2026	December 31, 2025
	Class A Common Stock	Class A Common Stock
Shares issuable upon conversion of redeemable convertible preferred stock	12,500,097	12,500,097
Shares available for issuance under 2022 Equity Incentive Plan	6,873,123	6,338,929
Outstanding restricted stock units	4,612,280	3,835,924
Outstanding stock options	1,585,934	1,594,703
Public Warrants	1,460,146	1,460,146
Shares available for issuance under 2022 Employee Stock Purchase Plan	1,300,738	998,829
Private Placement Warrants	1,340,000	1,340,000
Backstop Warrants	775,005	775,005
Other outstanding common stock warrants	424,127	471,818
Total shares of common stock reserved	30,871,450	29,315,451
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Significant terms of the Series A Preferred Stock and Series A' Preferred Stock are identical except as noted below and are summarized as follows:

Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the board of directors, out of any funds and assets legally available therefor, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A Common Stock payable in shares of Class A Common Stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends on the Preferred Stock as of June 30, 2026 was $3.3 million.

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
10.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2025	1,594,703	$7.38	2.74	$—
Cancelled/forfeited	(8,769)	$14.83
Balance – June 30, 2026	1,585,934	$7.33	2.26	$—
Options vested and exercisable – June 30, 2026	1,382,501	$5.64	1.91	$6
The total grant date fair value of options that vested during the six months ended June 30, 2026 and 2025 was nominal. No options were exercised during the six months ended June 30, 2026 and 2025. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,433 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of June 30, 2026, the market-based vesting criteria had not been met and there is no unrecognized compensation expense related to these market-based stock options.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the six months ended June 30, 2026:

	Number of Shares	Weighted–Average Grant Date Fair Value Per Share
Unvested – December 31, 2025	3,835,924	$1.61
Granted	2,169,177	$1.28
Vested	(1,057,152)	$1.73
Forfeited	(335,669)	$1.53
Balance – June 30, 2026	4,612,280	$1.44

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

The CEO Award has a total aggregate value of $2.0 million. During the three and six months ended June 30, 2026, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the CEO Award. During the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the CEO Award.

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
Stock-Based Compensation Expense
The Company recognized a total of $0.8 million and $1.4 million of stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $2.3 million of stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively, primarily related to RSUs granted to employees and non-employees and the ESPP. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for each period presented. As of June 30, 2026, the total unrecognized compensation expense related to unvested options and RSUs was $5.0 million, which the Company expects to recognize over an estimated weighted average period of 2.2 years.

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
The table below is segment information for the periods presented and a reconciliation of segment information, including significant expenses, to consolidated net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Revenue, Significant Expenses and Net Loss:
Total revenue, net	$36,569	$44,026	$72,793	$87,573
Cost of goods sold	16,984	19,631	33,353	40,114
Gross profit	19,585	24,395	39,440	47,459

Less significant expenses:
Fulfillment costs	7,797	10,147	16,280	20,026
Advertising	1,235	2,722	2,397	5,529
Product development and other selling, general and administrative expenses(1)	10,092	13,150	20,006	25,689

Less other segment items:
Interest income	(71)	(109)	(146)	(281)
Other segment items(2)	1,452	2,111	2,832	3,669
Consolidated net loss	$(920)	$(3,626)	$(1,929)	$(7,173)

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
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
12.    Net Loss Per Share Attributable to Common Stockholders

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Redeemable convertible preferred stock	12,500,097	12,500,097	12,500,097	12,500,097
Restricted stock units	4,612,280	4,938,665	4,612,280	4,938,665
Public Warrants and Private Placement Warrants	2,800,146	2,800,146	2,800,146	2,800,146
Earn-Out Shares	2,602,404	2,602,412	2,602,404	2,602,412
Options	1,585,934	1,649,627	1,585,934	1,649,627
Common Stock Warrants	424,127	473,895	424,127	473,895
ESPP Shares	51,915	43,804	51,915	43,804
Total	24,576,903	25,008,646	24,576,903	25,008,646

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Examples of forward-looking statements in this Form 10-Q include statements relating to projections, estimates and assumptions used in preparing our financial statements, key factors affecting our future operating performance, future results of operations, future profitability/growth, customer acquisition and brand awareness, our ability to raise funds and the sufficiency of our available resources to enable us to meet our obligations for at least one year.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Grove Collaborative Holdings, Inc. (“Grove,” “we,” “us,” and “our”) should be read with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements based upon current expectations that involve risks and uncertainties as described in the Cautionary Note Regarding Forward-Looking Statements above. Grove’s actual results may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” herein or in our Annual Report on Form 10-K for the year ended December 31, 2025 or in other parts of this Quarterly Report on Form 10-Q. Grove’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2025 refer to the year ended December 31, 2025.
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
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our ecommerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $662.2 million as of June 30, 2026.

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
Ability To Grow our Brand Awareness
Our brand is integral to the growth of our business and is essential to our ability to engage with our community. Our performance will depend on our ability to profitably attract new customers and encourage consumer spending across our product portfolio. We believe the core elements of continuing to grow our brand awareness in a manner that increases our market penetration are highlighting our products’ qualities of being natural, healthy, sustainable and effective and the effectiveness of our marketing efforts.

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

The following table presents our key operating metrics for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except DTC Net Revenue Per Order)	2026	2025	2026	2025
Financial and Operating Data
DTC Total Orders	489	640	991	1,262
DTC Active Customers	509	664	509	664
DTC Net Revenue Per Order	$69.19	$65.23	$68.48	$65.84
DTC Total Orders
We determine our number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded and excludes reshipments of customer orders for any reason including damaged and missing products. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three and six months ended June 30, 2026, DTC Total Orders declined primarily due to our lower advertising spend, resulting in fewer new customers and therefore fewer overall orders. Additionally, DTC Total Orders was negatively impacted by technology disruptions to our DTC platform throughout 2025.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three and six months ended June 30, 2026, DTC Active Customers declined primarily due to our lower advertising spend, resulting in fewer new customers and therefore fewer overall orders, and negative impacts from technology disruptions to our DTC platform throughout 2025.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. For the three and six months ended June 30, 2026, DTC Net Revenue Per Order increased due to a more favorable product mix, more efficient promotional efforts following the introduction of our Green Rewards Loyalty Program, and a temporary increase in lower value orders in the prior period that did not reoccur in the current period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Reconciliation of Net Loss to Adjusted EBITDA	(in thousands, except percentages)
Net loss	$(920)	$(3,626)	$(1,929)	$(7,173)
Stock-based compensation	845	1,378	1,651	2,347
Depreciation and amortization	399	488	790	866
Changes in fair value of derivative liabilities	(72)	(70)	(171)	(214)
Interest income	(71)	(109)	(146)	(281)
Interest expense	272	305	546	651
Transaction related costs (1)	—	712	—	1,275
Provision for income taxes	8	10	16	19
Total Adjusted EBITDA	$461	$(912)	$757	$(2,510)
Net loss margin	(2.5)%	(8.2)%	(2.6)%	(8.2)%
Adjusted EBITDA margin (loss)	1.3%	(2.1)%	1.0%	(2.9)%

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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and benefit costs for personnel involved in general corporate functions, including stock-based compensation expense, and certain fulfillment costs, as further outlined below. Selling, general and administrative expenses also include the allocated facilities, equipment, depreciation and overhead costs, marketing costs, costs associated with our customer service operation, and costs of environmental offsets. Selling, general and administrative expenses have declined for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, as a result of decreases in fulfillment costs largely driven by lower sales, lower outbound shipping costs and other cost management initiatives.

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
Provision for Income Taxes
We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statements and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the benefits of tax return positions in the financial statements when they are more likely than not to be sustained by the taxing authority, based on the technical merits at the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We recognize interest and penalties related to unrecognized tax benefits, if any, as income tax expense.
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$36,569	$44,026	$72,793	$87,573
Cost of goods sold	16,984	19,631	33,353	40,114
Gross profit	19,585	24,395	39,440	47,459

Operating expenses:
Advertising	1,235	2,722	2,397	5,529
Product development	1,513	2,207	2,948	3,986
Selling, general and administrative	17,620	22,956	35,779	44,942
Operating loss	(783)	(3,490)	(1,684)	(6,998)

Non-operating expenses (income):
Interest expense	272	305	546	651
Changes in fair value of derivative liabilities	(72)	(70)	(171)	(214)
Other income, net	(71)	(109)	(146)	(281)
Total non-operating expenses, net	129	126	229	156
Loss before provision for income taxes	(912)	(3,616)	(1,913)	(7,154)
Provision for income taxes	8	10	16	19
Net loss	$(920)	$(3,626)	$(1,929)	$(7,173)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	100%	100%	100%	100%
Cost of goods sold	46	45	46	46
Gross profit	54	55	54	54

Operating expenses:
Advertising	3	6	3	6
Product development	4	5	4	5
Selling, general and administrative	48	52	49	51
Operating loss	(2)	(8)	(2)	(8)

Non-operating expenses (income):
Interest expense	1	1	1	1
Changes in fair value of derivative liabilities	—	—	—	—
Other income, net	—	—	—	—
Total non-operating expenses, net	—	—	—	—
Loss before provision for income taxes	(2)	(8)	(3)	(8)
Net loss	(3)%	(8)%	(3)%	(8)%

Comparisons of the Three and Six Months Ended June 30, 2026 and 2025
Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue, net:
Grove Brand	$16,679	$17,825	$(1,146)	(6)%	$33,179	$35,438	$(2,259)	(6)%
Third-party product	19,890	26,201	(6,311)	(24)	39,614	52,135	(12,521)	(24)
Total revenue, net	$36,569	$44,026	$(7,457)	(17)%	$72,793	$87,573	$(14,780)	(17)%

Revenue decreased by $7.5 million, or 17%, and $14.8 million, or 17%, for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. This decline was primarily driven by a decrease in DTC Total Orders from lower advertising expenses and disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers throughout 2025, partially offset by an increase in DTC Net Revenue Per Order, driven by a more favorable product mix, improved promotional strategies resulting in reduced discounts offered to customers, and a temporary increase in lower value orders in the prior period that did not reoccur in the current period.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Cost of goods sold	$16,984	$19,631	$(2,647)	(13)%	$33,353	$40,114	$(6,761)	(17)%
Gross profit	19,585	24,395	(4,810)	(20)%	39,440	47,459	(8,019)	(17)%
Gross margin	54%	55%			54%	54%

Cost of goods sold decreased by $2.6 million, or 13%, and $6.8 million, or 17%, for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025, primarily due to a decrease in DTC Total Orders.
Gross margin in the three months ended June 30, 2026 decreased by 190 basis points, compared to the three months ended June 30, 2025, one-time disposals in the quarter, as well as a sell-through of previously reserved inventory in the prior year that did not reoccur. These decreases were offset partially by more targeted promotional strategies, as a result of the launch of Green Rewards in the fourth quarter of 2025.
Gross margin in the six months ended June 30, 2026 remained flat, compared to the six months ended June 30, 2025.

Operating Expenses
Advertising Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Advertising	$1,235	$2,722	$(1,487)	(55)%	$2,397	$5,529	$(3,132)	(57)%
Advertising expenses decreased by $1.5 million, or 55%, and $3.1 million, or 57% for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 primarily driven by decreases in online advertising expenses.

Product Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Product development	$1,513	$2,207	$(694)	(31)%	$2,948	$3,986	$(1,038)	(26)%
Product development expenses decreased by $0.7 million, or 31%, and $1.0 million, or 26%, for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025, primarily due to reductions in headcount.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Selling, general and administrative	$17,620	$22,956	$(5,336)	(23)%	$35,779	$44,942	$(9,163)	(20)%
Selling, general and administrative expenses decreased by $5.3 million, or 23%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Fulfillment costs decreased by $2.4 million due to a lower volume of orders and lower outbound shipping costs. Corporate salaries and related benefits decreased by $1.5 million and stock-based compensation decreased by $0.5 million, both primarily driven by reductions in headcount. Additionally, insurance costs decreased by $0.4 million and rent expense decreased by $0.3 million due to subleasing one of our warehouses beginning in December 2025.
Selling, general and administrative expenses decreased by $9.2 million, or 20%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Fulfillment costs decreased by $3.7 million due to a lower volume of orders. Corporate salaries and related benefits decreased by $2.1 million and stock-based compensation decreased by $0.7 million, both primarily driven by reductions in headcount. Additionally, insurance costs decreased by $0.7 million, rent expense decreased by $0.7 million due to subleasing one of our warehouses beginning in December 2025, professional fees and software costs each decreased by $0.4 million.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Interest expense	$272	$305	$(33)	(11)%	$546	$651	$(105)	(16)%
Interest expense decreased by less than $0.1 million, or 11%, and $0.1 million, or 16%, for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025, primarily due to lower interest rates on our outstanding debt.
Non-operating expenses, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Changes in fair value of derivative liabilities	$(72)	$(70)	$(2)	**	$(171)	$(214)	$43	**
Other income, net	(71)	(109)	38	(35)%	(146)	(281)	135	(48)%
**Change not meaningful
The change in the fair value of derivative liabilities for the three and six months ended June 30, 2026, was not meaningful. The change in the fair value of derivative liabilities for the three and six months ended June 30, 2025, was driven by the changes in our stock price from December 31, 2024 through June 30, 2025.
Other income decreased by less than $0.1 million, or 35%, and $0.1 million, or 48%, for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025, related to interest income due to lower on-hand cash.

Liquidity, Capital Resources and Requirements
As of June 30, 2026, we had $8.3 million in unrestricted cash and cash equivalents (which excludes restricted cash of $3.1 million). We generated positive cash flows from operating activities of $0.6 million for the six months ended June 30, 2026. We have incurred significant losses since inception and have an accumulated deficit of approximately $662.2 million. To date, we have funded our operations principally through redeemable convertible preferred stock and common stock financings, the incurrence of debt and the closing of the Business Combination. We have total outstanding indebtedness of $7.5 million as of June 30, 2026.
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
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. The Siena Revolver matures on April 10, 2028. Additional borrowing capacity from the Siena Revolver was $0.4 million as of June 30, 2026.
On July 18, 2022, we entered into the SEPA, whereby we had the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. On July 8, 2025, we and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of our common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. Unless our average stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of June 30, 2026, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of July 31, 2026, under the terms of the Amended SEPA we would be able to raise additional gross proceeds of approximately $6.8 million.
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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facility, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of June 30, 2026, we had $11.9 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 7 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024 included in Form 10-K filed with the SEC on March 5, 2026.
Loan Facility
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceeds the borrowing capacity, we are required to prepay borrowings sufficient to eliminate the excess. As of June 30, 2026, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $0.4 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change

	(in thousands)
Net cash provided by (used in) operating activities	$592	$(5,885)	(110.1)%
Net cash used in investing activities	(451)	(3,820)	(88.2)%
Net cash used in financing activities	(521)	(648)	(19.6)%
Net decrease in cash, cash equivalents and restricted cash	$(380)	$(10,353)
Operating Activities
Net cash provided by operating activities of $0.6 million for the six months ended June 30, 2026 was primarily attributable to our net loss of $1.9 million, non-cash adjustments of $2.4 million, and a net increase in our operating assets and liabilities of $0.1 million. Non-cash adjustments consisted of a $1.7 million stock-based compensation expense, $0.8 million in depreciation and amortization and $0.1 million in non-cash interest expense, offset by $0.2 million of change in fair value of derivative liabilities. The change in operating assets and liabilities resulted from a $2.2 million decrease in prepaid expenses and other assets related to the timing of collections on our accounts receivable and a $1.9 million increase in deferred revenue, offset by a $2.4 million decrease in accrued expenses and accounts payable related to the timing of payments, a $1.0 million increase in inventory to support ongoing operations and a $0.5 million net increase in operating lease right-of-use assets and liabilities.
Net cash used in operating activities of $5.9 million for the six months ended June 30, 2025 was primarily attributable to our net loss of $7.2 million, non-cash adjustments of $2.9 million, and a net increase in our operating assets and liabilities of $1.6 million. Non-cash adjustments consisted primarily of a $2.3 million stock-based compensation expense, $0.9 million in depreciation and amortization and $0.2 million in non-cash interest expense, offset by $0.4 million of inventory write-downs and $0.2 million of change in fair value of derivative liabilities. The change in operating assets and liabilities primarily resulted from a $3.0 million decrease in accounts payable and accrued expenses, a $0.3 million decrease in deferred revenue and a $0.3 million decrease in other liabilities, offset by a $1.0 million decrease in inventory, a $0.6 million net decrease in operating lease right-of-use assets and liabilities and a $0.4 million decrease in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities of $0.5 million for the six months ended June 30, 2026 was due to the purchase of property and equipment.
Net cash used in investing activities of $3.8 million for the six months ended June 30, 2025 was due to $2.8 million of cash paid for strategic acquisitions and $1.0 million for the purchase of property and equipment.
Financing Activities
Net cash used in financing activities of $0.5 million for the six months ended June 30, 2026 consists of payments related to stock-based award activities during the period and principal payments related to our financing arrangement for insurance offset by proceeds related to our employee stock purchase plan.

Net cash used in financing activities of $0.6 million for the six months ended June 30, 2025 primarily consists of payments related to stock-based award activities during the period offset by proceeds related to our employee stock purchase plan.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of June 30, 2026.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and chief financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our reduction in advertising and marketing spending to achieve profitability may adversely affect our brand awareness and our business.
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
•Artificial intelligence and machine learning solutions, including our use of such solutions and use of such solutions by our competitors, could result in reputational harm, competitive harm, or legal liability, and could adversely affect our results of operations.
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
•We may not be able to maintain compliance with the NYSE’s continued listing requirements and rules, and the NYSE may delist our securities from trading on its exchange, which could limit negatively impact investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
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

Beginning in 2022, we have experienced a decline in revenues. In response to these business declines and in an effort to stabilize our business, we have undertaken a series of measures to cut our operating expenses and achieve Adjusted EBITDA profitability. These changes in our business model have placed significant demands on our management, financial, operational, technological and other resources. Our ability to achieve profitable growth in the future depends on a number of factors, including our ability to increase awareness of our brand and successfully compete with other companies; price our products effectively so that we are able to attract new consumers and expand sales to our existing consumers; continue to innovate and introduce new products; maintain and improve our technology platform supporting our ecommerce business; expand our supplier and fulfillment capacities; drive operational efficiency; and maintain quality control over our product offerings. These challenges have been compounded by recent trends in the macroeconomic environment, with tariffs, increased inflationary pressure on consumer spending, increased interest rates and reduced access to capital constraining liquidity, all of which may cause us to reduce spending in areas that historically drive growth and which could materially and adversely affect our business.

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

Our transition to third-party ecommerce platform, and related technology service providers comes with our inability to exercise control over their operations, priorities and other matters, which increases our vulnerability to problems with the services. The failure of our third-party commerce platform providers to meet our capacity and other requirements could result in interruption in the availability or functionality of our website and mobile applications, which would adversely affect our business and results of operations.

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

We have incurred significant losses since our inception. For the years ended December 31, 2025 and 2024 we incurred net losses of $11.7 million and $27.4 million, respectively. For the three and six months ended June 30, 2026 we incurred a net loss of $0.9 million and $1.9 million, respectively. As of June 30, 2026, we had an accumulated deficit of $662.2 million.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Amended SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily volume weighted average price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. As of July 31, 2026, under the terms of the Amended SEPA we would be permitted to raise gross proceeds of approximately $6.8 million, although the amount we could actually raise is based on the market price of our stock and historical trading volume. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Amended SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Amended SEPA will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Amended SEPA, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Amended SEPA. Further, the resale by Yorkville of a significant number of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

To remain competitive, expand and keep market share for our products across our various channels, we need to devote substantial resources to marketing and advertising. Our reduction in advertising and promotional expenditures to achieve profitability in recent years may harm our brand’s market position. We are adopting new marketing and advertising strategies in efforts to improve efficiency of our marketing spend, but these efforts may not prove successful. Any increase in our marketing and advertising efforts may not maintain our current reputation, lead to increased brand awareness, or attract new customers. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes relating to our executive management team and key employees resulting from the hiring or departure of executives and key employees. For example, the employment of our Chief Financial Officer is terminating in August 2026, and we are in the process of finding a new Chief Financial Officer. We also recently hired a Chief Technology Officer and have implemented reductions in force that resulted in the loss of executives and key employees. Such changes may be disruptive to our business. We do not have employment agreements with any of our executive officers or key management and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

We rely on several vendors for our shipping requirements. If we are not able to negotiate acceptable pricing and other terms with these vendors or if they experience performance problems or other difficulties, it could negatively impact our operating results and our consumer experience. Rising shipping costs and the imposition of surcharges from time to time could negatively impact our operating results. In addition, our ability to receive inbound inventory and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, escalating tensions in the Middle East, including attacks on commercial vessels transiting the Red Sea and the Strait of Hormuz, have caused ocean carriers to reroute shipments around the Cape of Good Hope, lengthening transit times and increasing our fuel-related and freight costs, and existing and potential tariffs on products sourced from Southeast Asia and

China have required us to extend lead times, increase on-hand inventory, and, in some cases, absorb costs we may not be able to fully pass on to consumers. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during delivery, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites that carry our products, which could have an adverse effect on our business, financial condition, operating results and prospects.

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

Artificial intelligence and machine learning solutions, including our use of such solutions and use of such solutions by our competitors, could result in reputational harm, competitive harm, or legal liability, and could adversely affect our results of operations.

We are increasingly incorporating artificial intelligence (“AI”) and data analytics into our platform and operations. Our ability to compete effectively depends in part on our capacity to adopt these technologies in a timely and responsible manner. If we fail, or are perceived to have failed, to keep pace with competitors' or retail partners’ use of AI to improve operating efficiencies, develop commercial insights, or anticipate consumer preferences, our competitive position, market share, and financial results could be adversely affected. The adoption of AI technologies (including generative AI and autonomous or "agentic" AI systems) also introduces operational risks. AI systems may produce inaccurate, biased, or unreliable outputs that could lead to, among other things, errors in demand forecasting, procurement, pricing, inventory management, or fulfillment, or inaccurate or misleading customer-facing content, including with respect to product ingredients, benefits, or sustainability attributes, which could expose us to consumer protection claims. We rely on third-party AI platforms and service providers, and disruptions, errors, security vulnerabilities, or other issues in those systems could harm (including interrupt) our operations and otherwise expose us to liability. Additionally, the use of AI tools by our employees, contractors, service providers, or other third parties with whom we work may inadvertently disclose confidential information, compromise trade secrets, or generate content that infringes third-party rights (including intellectual property). Outputs generated by AI tools, and our use of AI itself—including its associated energy, water, and other environmental impacts—could be, or could be perceived to be, inconsistent with our brand values, our sustainability commitments, or our status as a public benefit corporation and Certified B Corporation, and any failure to satisfy our publicly announced commitments to measure, mitigate, and report the environmental impact of our AI adoption could harm our reputation and erode customer trust.

The rapid evolution of AI technologies has in the past and may in the future intensify cybersecurity risks, as threat actors increasingly use AI to develop more sophisticated attacks, including enhanced phishing, malware, deepfake impersonation, and social engineering techniques. Cybersecurity incidents involving AI systems and/or data processed through such systems, including personal information of our customers and subscribers, could result in, among other things, business disruption, reputational harm, regulatory penalties, and loss of customer trust. In addition, the legal and regulatory environment for AI is evolving rapidly across multiple jurisdictions. Governments have in the past and may in the future enact laws governing the development, deployment, and use of AI, including requirements related to transparency, algorithmic accountability, automated decision-making, consumer protection, data privacy, and bias mitigation. Compliance with these diverse and potentially conflicting requirements has in the past and may in the future increase our costs, limit how we (or the third parties with whom we work) deploy AI technologies, and expose us to enforcement actions, litigation, reputational harm and other consequences.

Intellectual property rights related to AI-generated content remain uncertain. We may face claims that our use of AI tools infringes third-party copyrights, patents, or other intellectual property, and we may have limited ability to obtain intellectual property protection for AI-generated outputs. These uncertainties could affect our ability to protect our brand and proprietary information. In addition, shifts in consumer behavior driven by AI, including the emergence of AI-powered shopping , search experiences, and recommendation systems, could change how consumers discover and purchase household, personal care, and wellness products, reduce traffic to our DTC platform, favor competitors' or lower-priced offerings, or diminish the value of our direct consumer relationships and first-party data. We may also be required to invest significant resources to develop, acquire, or integrate AI-driven and agentic technologies, and there can be no assurance that such investments will be successful, cost-effective, or result in increased demand for our offerings. Our failure, or perceived failure, to effectively leverage AI to understand and respond to changing consumer preferences could erode our market position.

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

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $90.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force holders of Public Warrants to: (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so; (ii) sell the Public Warrants at the then-current market price when the holder of such Public Warrant might otherwise wish to hold their Public Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of such Public Warrants.

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

We may not be able to maintain compliance with the NYSE’s continued listing requirements and rules, and the NYSE may delist our securities from trading on its exchange, which could negatively impact investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). Our average global market capitalization over a consecutive 30-day trading period and stockholders’ equity must be $50 million or more. On May 15, 2025, we received notice from the NYSE that we are not in compliance with the requirement of Section 802.01B of the New York Stock Exchange Listed Company Manual (the “NYSE Manual”) which require the we have an average market capitalization of not less than $50.0 million over a consecutive 30 trading-day period and stockholders’ equity of not less than $50.0 million (the “Minimum Market Capitalization Standard” and such notice, the “NYSE Notice”). On March 17, 2026, we received notice from the NYSE that we have regained compliance with the exchange’s listing standards.

There is no assurance that we will remain in compliance with the Minimum Market Capitalization Standard or other NYSE continued listing standards in the future. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of June 30, 2026, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 6,873,123. The Compensation Committee of the board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, holders of our Class A Common Stock may not receive any return on investment unless such holders sell their Class A Common Stock for a price greater than that which such holder paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiary to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. Our outstanding Series A Preferred Stock and Series A' Preferred Stock also are entitled to receive cumulative dividends if dividends are declared by our board of directors. As a result of our current circumstances, holders of our Class A Common Stock may not receive any return on an investment in our Class A Common Stock unless such holder sells the Class A Common Stock for a price greater than that which such holder paid for it.

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

10.6
Subscription Agreement, dated as of August 11, 2023, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023)

10.7
Subscription Agreement, dated as of September 20, 2024, by and between Grove Collaborative Holdings, Inc., and Volition Capital Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024)

10.8+
Agreement for the Payment of Benefits Following Termination of Employment dated as of October 23, 2025, by and between Grove Collaborative Holdings, Inc and Scott Giesler (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q, filed with the SEC on May 7, 2026)

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

Date: August 6, 2026	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Tom Siragusa
		Name:	Tom Siragusa
		Title:	Chief Financial Officer