Form 10-Q
period 2026-09-30
Grove Collaborative Holdings, Inc.
filed 2026-11-10
CIK 1841761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The registrant had outstanding 42,971,538 shares of Class A common stock as of November 4, 2026.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2026 and 2025	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	7
	Notes to the Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	40
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	71
Signatures		74

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

Part I - Financial Information
Item 1. Financial Statements
Grove Collaborative Holdings, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,988	$8,490
Restricted cash, current	2,165	2,300
Inventory	22,183	18,421
Prepaid expenses and other current assets	4,027	5,492
Total current assets	36,363	34,703
Restricted cash, noncurrent	902	1,002
Property and equipment, net	3,388	3,653
Intangible assets, net	1,998	2,302
Operating lease right-of-use assets	8,123	9,535
Other long-term assets	1,532	1,899
Total assets	$52,306	$53,094
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,817	$8,828
Accrued expenses	9,119	9,476
Deferred revenue	6,578	5,033
Debt, current	—	800
Operating lease liabilities, current	3,221	2,895
Other current liabilities	903	665
Total current liabilities	28,638	27,697
Debt, noncurrent	7,500	6,700
Operating lease liabilities, noncurrent	7,619	10,053
Derivative liabilities	642	871
Total liabilities	44,399	45,321
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value — 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 25,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	24,772	24,772

Stockholders’ deficit:
Common stock, $0.0001 par value — 600,000,000 Class A shares authorized as of September 30, 2026 and December 31, 2025; 42,971,538 and 41,796,921 Class A shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	645,187	643,226
Accumulated deficit	(662,056)	(660,229)
Total stockholders’ deficit	(16,865)	(16,999)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$52,306	$53,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$36,821	$43,734	$109,614	$131,307
Cost of goods sold	16,268	20,412	49,621	60,526
Gross profit	20,553	23,322	59,993	70,781

Operating expenses:
Advertising	1,789	3,154	4,186	8,683
Product development	1,486	1,626	4,434	5,612
Selling, general and administrative	17,033	21,273	52,812	66,215
Operating income (loss)	245	(2,731)	(1,439)	(9,729)

Non-operating expenses (income):
Interest expense	280	292	826	943
Changes in fair value of derivative liabilities	(58)	25	(229)	(189)
Other income, net	(84)	(94)	(230)	(375)
Total non-operating expenses, net	138	223	367	379
Income (loss) before provision for income taxes	107	(2,954)	(1,806)	(10,108)
Provision for income taxes	5	6	21	25
Net income (loss)	$102	$(2,960)	$(1,827)	$(10,133)
Less: Accumulated dividends on redeemable convertible preferred stock	(375)	(375)	(1,125)	(1,125)
Net loss attributable to common stockholders, basic and diluted	$(273)	$(3,335)	$(2,952)	$(11,258)
Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.08)	$(0.07)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,019,812	39,377,394	40,547,774	38,804,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	25	$24,772	41,797	$4	$643,226	$(660,229)	$(16,999)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	231	—	(196)	—	(196)
Stock-based compensation	—	—	—	—	806	—	806
Net loss	—	—	—	—	—	(1,009)	(1,009)
Balances as of March 31, 2026	25	24,772	42,028	4	643,836	(661,238)	(17,398)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	557	—	(175)	—	(175)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	116	—	117	—	117
Stock-based compensation	—	—	—	—	845	—	845
Net loss	—	—	—	—	—	(920)	(920)
Balances as of June 30, 2026	25	24,772	42,701	4	644,623	(662,158)	(17,531)
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	271	—	(136)	—	(136)
Stock-based compensation	—	—	—	—	700	—	700
Net income	—	—	—	—	—	102	102
Balances as of September 30, 2026	25	$24,772	42,972	$4	$645,187	$(662,056)	$(16,865)

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

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,827)	$(10,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,351	3,456
Depreciation and amortization	1,195	1,287
Changes in fair value of derivative liabilities	(229)	(189)
Non-cash interest expense	160	270
Inventory write-down	—	(577)
Other non-cash expenses	20	8
Changes in operating assets and liabilities:
Inventory	(3,762)	1,989
Prepaids and other assets	2,355	955
Accounts payable	(68)	(436)
Accrued expenses	(232)	(2,720)
Deferred revenue	1,545	(1,207)
Operating lease right-of-use assets and liabilities	(696)	579
Other liabilities	26	(207)
Net cash provided by (used in) operating activities	838	(6,925)

Cash Flows from Investing Activities
Cash paid for acquisitions	—	(2,848)
Proceeds from sale of property and equipment	—	13
Purchase of property and equipment	(714)	(1,133)
Net cash used in investing activities	(714)	(3,968)

Cash Flows from Financing Activities
Payment of issuance costs related to preferred stock and SEPA	—	(18)
Payment on finance agreement	(471)	(118)
Payments related to stock-based award activities, net	(507)	(1,063)
Proceeds from issuance under employee stock purchase plan	117	141
Payment of debt modification costs	—	(44)
Net cash used in financing activities	(861)	(1,102)

Net decrease in cash, cash equivalents and restricted cash	(737)	(11,995)
Cash, cash equivalents and restricted cash at beginning of period	11,792	24,304
Cash, cash equivalents and restricted cash at end of period	$11,055	$12,309

Grove Collaborative Holdings, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure
Cash paid for taxes	$29	$32
Cash paid for interest	$669	$436

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment in accounts payable and accrued liabilities	$116	$—
Debt issuance costs in accounts payable and accrued liabilities	$—	$13
Costs of debt extinguishment in accrued liabilities	$—	$77
Financing agreement entered into for prepaid insurance	$683	$588
Preferred Stock issuance costs, common stock issuance costs and costs to settle Additional Shares Liability in accounts payable and accrued liabilities	$—	$25

Reconciliation of cash, cash equivalents, and restricted cash:
	September 30,
	2026	2025
Cash and cash equivalents	$7,988	$8,907
Restricted cash, current	2,165	2,400
Restricted cash, noncurrent	902	1,002
Total cash, cash equivalents and restricted cash	$11,055	$12,309

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
These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the Company’s financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited financial statements”) that were included in the Company’s Form 10-K filed with the SEC on March 5, 2026. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.
The Company has historically incurred losses and negative cash flows from operations and had an accumulated deficit of $662.1 million as of September 30, 2026. The Company’s existing sources of liquidity as of September 30, 2026 include unrestricted cash and cash equivalents of $8.0 million and availability of debt from the Siena Revolver (defined in Note 6, Debt). The Company believes its existing cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date of issuance of this quarterly report on Form 10-Q. Over the longer-term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates made by management include the determination of write-down amounts for the Company’s inventories on hand, fair values of assets acquired in business combinations, useful life of intangible assets, sales returns and allowances, certain assumptions related to the Company’s Green Rewards customer loyalty program, certain assumptions used in the valuation of equity awards and the Company’s Preferred Stock, the estimated fair value of liability-classified Public and Private Placement Warrants, certain assumptions related to the Company’s contingent liabilities and the fair value of Earn-Out liabilities. Actual results could differ from those estimates, and such estimates could be material to the Company’s financial position and the results of operations.
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
Comprehensive Income (Loss)
The Company’s net income (loss) was equal to its comprehensive income (loss) for all periods presented.
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
For the three and nine months ended September 30, 2026 and 2025, no individual customers represented more than 10% of total revenue. As of September 30, 2026, two customers represented 76% and 14% of total accounts receivable, net. As of December 31, 2025, one customer represented 82% of total accounts receivable, net.
The Company depends on a limited number of vendors to supply products sold by the Company. For the three and nine months ended September 30, 2026 and 2025, the Company’s top five suppliers combined represented between 30% and 40% of the Company’s total inventory purchases.
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
Green Rewards Customer Loyalty Program
In December 2025, the Company launched its Green Rewards customer loyalty program (“Green Rewards”) to enhance customer engagement and incentivize repeat purchases. Under this program, customers earn loyalty rewards (“Loyalty Rewards”) through qualifying purchases, signing up for a Green Rewards VIP Membership (described

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
below) and performing other reward-generating actions as specified in the program terms. Loyalty Rewards balances can be applied to future purchases. Rewards typically expire 13 months after the customer’s most recent qualifying purchase or other reward-generating activity.
Loyalty rewards earned on purchases constitute a separate performance obligation, as they provide the customer with a material right that would not otherwise be available in the absence of the loyalty program. The relative standalone selling price of rewards earned by loyalty program members is deferred and included as part of deferred revenue in the consolidated balance sheets based on the amount of rewards that are projected to be redeemed. The Company recognizes revenue upon satisfaction of the performance obligation, which occurs when rewards are redeemed by the customer. Deferred revenue on the Company’s condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 related to the Green Rewards was $2.2 million and $0.2 million, respectively.

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
Following the introduction of Green Rewards, the Company defers revenue at the standalone selling price for the one-time loyalty rewards bonus and recognizes such revenue when those rewards are redeemed. To date, customers’ buying patterns closely approximate a ratable revenue attribution method over the customers’ membership period. Due to these factors, the Company recognizes the remaining VIP Membership revenue ratably over the membership period.
Net Revenue
The Company deducts discounts, sales tax, customer service credits and estimated refunds to arrive at net revenue. Sales tax collected from customers is not considered revenue and is included in accrued liabilities until remitted to the taxing authorities. The Company has made the policy election to account for shipping and handling as activities to fulfill the promise to transfer the good. Outbound shipping, handling and packaging expenses are recognized upon shipment and classified within selling, general and administrative expenses. Discounts are recorded as a reduction to revenue when revenue is recognized. The Company records a refund reserve based on historical refund patterns. As of September 30, 2026 and December 31, 2025, the refund reserve, which is included in accrued liabilities in the condensed consolidated balance sheets, was nominal.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Disaggregation of Revenue
The following table sets forth revenue by product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net:
Grove Brands	$16,631	$17,518	$49,810	$52,956
Third-party products	20,190	26,216	59,804	78,351
Total revenue, net	$36,821	$43,734	$109,614	$131,307
Contractual Liabilities
The Company has three types of contractual liabilities from transactions with customers: (i) cash collections of VIP membership fees, which are included in deferred revenue, (ii) customer service credits, which are recognized in other current liabilities and as a reduction in revenue when provided to the customer, and (iii) loyalty rewards related to Green Rewards, which are included in deferred revenue. Contractual liabilities related to VIP membership fees and included in deferred revenue were $4.0 million and $4.8 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s deferred revenue balance represents the amount of the transaction price allocated to remaining performance obligations, substantially all of which is expected to be recognized as revenue over the next twelve months. Contractual liabilities included in other current liabilities were immaterial as of September 30, 2026 and December 31, 2025. The contractual liabilities included in deferred revenue are generally recognized as revenue within twelve months from the end of each reporting period. Revenue recognized during the nine months ended September 30, 2026 that was previously included in deferred revenue as of December 31, 2025 was $4.7 million. Revenue recognized during the nine months ended September 30, 2025 that was previously included in deferred revenue as of December 31, 2024 was $5.9 million.
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

The Company’s fulfillment costs consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shipping and Handling	$4,389	$6,790	$14,994	$19,984
Fulfillment Labor	1,893	2,120	5,586	6,806
Payment Processing	954	1,111	2,937	3,255
Total fulfillment costs	$7,236	$10,021	$23,517	$30,045

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
Pro forma financial information related to the Acquisitions has not been presented as the effects of the acquisitions described above were not material to the Company’s condensed consolidated financial results. Revenue and net loss attributable to the Acquisitions have been included in the Company’s condensed consolidated statement of operations since the date of each transaction and were not material for the three and nine months ended September 30, 2025.

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
The Private Placement Warrants are identical to the Public Warrants, with certain exceptions as defined in Note 8, Common Stock and Warrants. As the number of outstanding Public Warrants and Private Placement Warrants did not change as a result of a previously effected reverse stock split, five Public Warrants or five Private Placement Warrants must be bundled together to receive one share of the Company’s Class A Common Stock. Such warrants are accounted for as a liability. Subsequent changes in fair value, until settlement, are recognized in the Company’s condensed consolidated statement of operations. As of September 30, 2026 and December 31, 2025, the Public Warrants and Private Placement Warrants had a nominal value. The Private Placement Warrants and Public Warrants are classified as Level 3 and their value was determined by using a Black-Scholes Model with the following assumptions for the date indicated:

	September 30, 2026	December 31, 2025
Fair value of common stock	$1.06	$1.10
Exercise Price	$57.50	$57.50
Risk-free interest rate	4.54%	3.47%
Expected term (in years)	0.79	1.50
Volatility	46.66%	63.25%
Dividend yield	—	—

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$7,007	$—	$—	$7,007
Total	$7,007	$—	$—	$7,007
Financial Liabilities:
Earn-Out Shares	$—	$—	$642	$642
Total	$—	$—	$642	$642

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$7,479	$—	$—	$7,479
Total	$7,479	$—	$—	$7,479
Financial Liabilities:
Earn-Out Shares	$—	$—	$871	$871
Total	$—	$—	$871	$871
Earn-Out Shares
Certain Earn-Out Shares are accounted for as a liability, refer to Note 8, Common Stock and Warrants. Subsequent changes in fair value, until settlement or until equity classification is met, are recognized in the statements of operations.
The following table provides a summary of changes in the estimated fair value of the Earn-Out Shares (in thousands):

Balance as of December 31, 2025	$871
Change in fair value	(229)
Balance as of September 30, 2026	$642

5.    Other Financial Statement Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$1,565	$3,111
Prepaid expenses	2,078	1,582
Other	384	799
Total prepaid expenses and other current assets	$4,027	$5,492

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Inventory purchases	$1,909	$3,240
Compensation and benefits	2,705	1,332
Fulfillment costs	1,063	573
Sales taxes	861	778
Advertising costs	274	97
Other accrued expenses	2,307	3,456
Total accrued expenses	$9,119	$9,476
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
The Siena Revolver is collateralized by the Company’s accounts receivable, inventory balances and qualifying cash balances held with third-party payment processors. As of September 30, 2026, the Company has an outstanding principal balance of $7.5 million under the Siena Revolver with an interest rate of 8.15%. As of September 30, 2026, additional borrowing capacity from the Siena Revolver was $2.1 million. As of September 30, 2026, the Company had $0.4 million of unamortized debt issuance costs related to the Siena Revolver which are included within other long-term assets on the Company’s condensed consolidated balance sheets and are being amortized through the Siena Revolver’s scheduled maturity date. The Siena Revolver is the Company’s only debt facility as of September 30, 2026 and December 31, 2025.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
7.    Commitments and Contingencies
Merchandise Purchase Commitments
As of September 30, 2026 and December 31, 2025, the Company had obligations to purchase $9.9 million and $11.2 million, respectively, of merchandise.
Letters of Credit
The Company had irrevocable standby letters of credit in the amount of $1.3 million as of September 30, 2026 and December 31, 2025, primarily related to the Company’s operating leases. No amounts have been drawn related to these letters of credit. The letters of credit have expiration dates through August 2029.
Finance Agreement Payable
In June 2026, the Company entered into a new agreement with a third party to finance certain insurance premiums over a new 12 month period. The amount financed is payable in 10 equal monthly installments, including interest, and matures in April 2027. As of September 30, 2026, the outstanding balance owed by the Company was $0.4 million and is included in other current liabilities on the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding balance of $0.2 million related to a similar financing arrangement was included in other current liabilities on the Company’s condensed consolidated balance sheet. The balance as of December 31, 2025 matured and was paid in full in April 2026. Interest expense related to these agreements is not material.

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

Tariffs
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. Following this ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to refund IEEPA tariffs previously collected. In April 2026, CBP launched a portal for importers to submit refund claims.
The Company paid approximately $1.2 million in IEEPA tariffs during 2025 and 2026. During the third quarter of 2026, the Company determined that recovery of these tariffs was probable based on the CBP’s established refund process. The Company accounted for these refunds under ASC 450, recognizing the gain only once the refund is realized or realizable.
During the three and nine months ended September 30, 2026, the Company received $1.2 million in cash refund payments which were recognized as a reduction of cost of goods sold. There were no cash refunds received related to IEEPA tariffs during the three and nine months ended September 30, 2025.

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
If, upon the expiration of the Earn-Out Period, any Earn-Out Shares shall have not vested, then such Earn-Out Shares shall be automatically forfeited by the holders thereof and cancelled by the Company. The settlement amount to be paid to the selling shareholders of the Earn-Out Shares can change and is not indexed to the Company’s stock. Due to the change in control event contingency and variable number of Earn-Out Shares to be settled to the holders, the Earn-Out Shares fail the equity scope exception and are accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and will be remeasured on a recurring basis at fair value, with changes in fair value recorded in the condensed consolidated statements of operations. As of September 30, 2026, the Company did not meet any Earn-Out thresholds.
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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
As of September 30, 2026, the following liability-classified warrants were outstanding on an as-converted basis:

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
Backstop Warrants
In connection with the Business Combination, the Company issued to Corvina Holdings Limited (the “Backstop Investor”) equity-classified warrants to purchase 775,005 shares of the Company’s Class A common stock with an exercise price of $0.05 per share (such warrants, the “Backstop Warrants”). The Backstop Warrants are exercisable by the Backstop Investor at any time on or before June 16, 2027, and are on terms customary for warrants of such nature. None of these warrants have been exercised as of September 30, 2026.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Standby Equity Purchase Agreement
On July 18, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“Yorkville” or “SEPA Investor”), pursuant to which Yorkville has agreed to purchase up to $100.0 million of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of the Company’s common stock that may be issued under the Amended SEPA may be sold to Yorkville at the Company’s discretion from time to time and sales of the Company’s common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may the Company sell more than 6,511,532 shares of common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Amended SEPA (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless the Company’s stock price exceeds $15.33, the Company will be unable to sell the remaining full commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily VWAP of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. The Company has deferred an aggregate $0.7 million of transaction costs related to the SEPA and Amended SEPA and will offset these costs against proceeds of any sales under the Amended SEPA. As of September 30, 2026, the Company has sold 147,965 shares under the SEPA for total gross proceeds of $2.4 million. As of September 30, 2026, there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap.
Reserved for Issuance
The Company has the following shares of Class A common stock reserved for future issuance, on an as-if converted basis:

	September 30, 2026	December 31, 2025
Shares issuable upon conversion of redeemable convertible preferred stock	12,500,097	12,500,097
Shares available for issuance under 2022 Equity and Incentive Plan	7,068,365	6,338,929
Outstanding restricted stock units	4,140,398	3,835,924
Outstanding stock options	1,548,217	1,594,703
Public Warrants	1,460,146	1,460,146
Shares available for issuance under 2022 Employee Stock Purchase Plan	1,300,738	998,829
Private Placement Warrants	1,340,000	1,340,000
Backstop Warrants	775,005	775,005
Other outstanding common stock warrants	424,127	471,818
Total shares of common stock reserved	30,557,093	29,315,451
9.    Redeemable Convertible Preferred Stock
On August 11, 2023 (the “Series A Preferred Stock Closing Date”), the Company entered into a subscription agreement (the “Series A Preferred Stock Subscription Agreement”) with Volition Capital Fund IV, L.P. (“Volition”) where the Company received gross proceeds of $10.0 million in exchange for 10,000 shares of the Company’s Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”), the issuance of a warrant to purchase 1,579,778 shares of Grove’s Class A common stock at an exercise price of $6.33 per share (the “Volition Warrant”) and the issuance of a separate warrant to Volition to purchase 20,905 shares of Grove’s Class A common stock at an exercise price of $0.01 per share (the “Volition Penny Warrant”). The Volition Warrant and the Volition Penny Warrant each had an expiration date dated on the three-year anniversary of the Series A Preferred Stock Closing Date and became exercisable six months following the Series A Preferred Stock Closing Date. The Series A Preferred Stock was redeemable, at the option of the holder, for the original issuance price plus any declared but unpaid dividends following the seventh anniversary of the Series A Preferred Stock Closing Date (“Optional Redemption”).
On September 20, 2024, (the “Series A' Preferred Stock Closing Date”), the Company entered into another subscription agreement (the “Series A' Preferred Stock Subscription Agreement”) with Volition where the Company received gross proceeds of $15.0 million in exchange for 15,000 shares of the Company’s Series A' Redeemable

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
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

Significant terms of the Series A Preferred Stock and Series A' Preferred Stock are identical except as noted below and are summarized as follows:

Dividends

The holders of the outstanding shares of Preferred Stock shall be entitled to receive, only when, as and if declared by the board of directors, out of any funds and assets legally available therefor, dividends at the rate of 6% per annum of the original issuance price for each share of Preferred Stock, prior and in preference to any declaration or payment of any other dividend (other than dividends on shares of Class A Common Stock payable in shares of Class A Common Stock). The dividends on shares of the Preferred Stock accrue from day to day, whether or not declared, and shall be cumulative, provided, however, such accruing dividends shall be payable only when, as, and if declared by the Board of Directors and the Company shall be under no obligation to pay such accruing dividends. Total cumulative undeclared dividends on the Preferred Stock as of September 30, 2026 was $3.7 million.

Liquidation

Upon any liquidation transaction, whether voluntary or involuntary, each holder of outstanding shares of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to stockholders, whether such assets are capital, surplus or earnings, prior and in preference to any distribution of any of the assets of the Company to the holders of the Class A Common Stock or of any other stock or equity security, an amount in cash, equal to the greater of (i) the Preferred Stock original issuance price held by such holder plus any declared but unpaid dividends to which such holder of outstanding shares of the Preferred Stock is then entitled, if any, or (ii) the amount each holder of a share of the Preferred Stock would be entitled on an as-converted into Class A common stock basis, based on the then effective Conversion Price, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (without regard to any restrictions or limitations on conversion) immediately prior to such liquidation transaction. If, upon any Liquidation Transaction, as defined by the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, the funds legally available for distribution to all holders of the Preferred Stock shall be insufficient to permit the payment to all such holders of the full liquidation preference amount, then the entire funds legally available for distribution shall be distributed ratably among the holders of the Preferred Stock in proportion to the full preferential amounts to which they are entitled.

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
10.    Stock-Based Compensation
Stock Options
Stock option activity under the Company’s incentive plan is as follows (in thousands, except share and per share amounts):

	Options Outstanding
	Number of Options	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2025	1,594,703	$7.38	2.74	$—
Cancelled/forfeited	(46,486)	$3.90
Balance – September 30, 2026	1,548,217	$7.48	2.05	$—
Options vested and exercisable – September 30, 2026	1,344,784	$5.76	1.70	$—
The total grant date fair value of options that vested during the nine months ended September 30, 2026 and 2025 was nominal. No options were exercised during the nine months ended September 30, 2026 and 2025. The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.
Market-Based Stock Options
In February 2021, the Company granted 203,433 stock options with market and liquidity event-related performance-based vesting criteria with an exercise price of $18.85 per share. 100% of the stock options vest upon valuation of the Company’s stock at a stated price upon occurrence of specified transactions. Fair value was determined using the probability weighted expected term method (“PWERM”), which involves the estimation of future potential outcomes as well as values and probabilities associated with each potential outcome. Two potential scenarios were used in the PWERM that utilized 1) the value of the Company’s common equity, and 2) a Monte Carlo simulation to specifically value the award. The total grant date fair value of the award was determined to be $5.5 million. Since a liquidity event is not deemed probable until such event occurs, no compensation cost related to the performance condition was recognized prior to the Business Combination on June 16, 2022. Subsequently, the Company recorded stock-based compensation expense of $4.6 million for service periods completed prior to the Business Combination. As of September 30, 2026, the market-based vesting criteria had not been met and there is no unrecognized compensation expense related to these market-based stock options.

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Units (RSUs)
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the nine months ended September 30, 2026:

	Number of Shares	Weighted–Average Grant Date Fair Value Per Share
Balance – December 31, 2025	3,835,924	$1.61
Granted	2,485,813	$1.25
Vested	(1,449,971)	$1.68
Forfeited	(731,368)	$1.45
Balance – September 30, 2026	4,140,398	$1.40

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

The CEO Award has a total aggregate value of $2.0 million. During the three and nine months ended September 30, 2026, the Company recorded $0.1 million and $0.3 million, respectively, of stock-based compensation expense related to the CEO Award. During the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $0.4 million, respectively, of stock-based compensation expense related to the CEO Award.

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
Stock-Based Compensation Expense
The Company recognized a total of $0.7 million and $2.4 million of stock-based compensation expense for the three and nine months ended September 30, 2026, respectively, and $1.1 million and $3.5 million of stock-based compensation expense for the three and nine months ended September 30, 2025, respectively, primarily related to RSUs granted to employees and non-employees and the ESPP. Stock-based compensation expense was predominately recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for each period presented. As of September 30, 2026, the total unrecognized compensation expense related to unvested options and RSUs was $4.1 million, which the Company expects to recognize over an estimated weighted average period of 2.0 years.

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

Grove Collaborative Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
The CODM uses net income (net loss) as reported in the consolidated statements of operations to evaluate the Company’s return on assets in deciding whether and how to invest into the Company’s consolidated operations, such as to expand its product offerings or increase advertising expenditures. The CODM reviews segment assets as presented on its consolidated balance sheets.
The Company does not have intra-entity sales or transfers.
The table below is segment information for the periods presented and a reconciliation of segment information, including significant expenses, to consolidated net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Revenue, Significant Expenses and Net Income (Loss):
Total revenue, net	$36,821	$43,734	$109,614	$131,307
Cost of goods sold	16,268	20,412	49,621	60,526
Gross profit	20,553	23,322	59,993	70,781

Less significant expenses:
Fulfillment costs	7,236	10,021	23,517	30,045
Advertising	1,789	3,154	4,186	8,683
Product development and other selling, general and administrative expenses(1)	10,178	11,348	30,183	37,039

Less other segment items:
Interest income	(84)	(94)	(230)	(375)
Other segment items(2)	1,332	1,853	4,164	5,522
Consolidated net income (loss)	$102	$(2,960)	$(1,827)	$(10,133)

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
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)
12.    Net Loss Per Share Attributable to Common Stockholders

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Redeemable convertible preferred stock	12,500,097	12,500,097	12,500,097	12,500,097
Restricted stock units	4,140,398	4,795,228	4,140,398	4,795,228
Public Warrants and Private Placement Warrants	2,800,146	2,800,146	2,800,146	2,800,146
Earn-Out Shares	2,602,404	2,602,412	2,602,404	2,602,412
Options	1,548,217	1,618,369	1,548,217	1,618,369
Common Stock Warrants	424,127	471,818	424,127	471,818
ESPP Shares	121,701	103,855	121,701	103,855
Total	24,137,090	24,891,925	24,137,090	24,891,925

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning Grove Collaborative Holdings, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Examples of forward-looking statements in this Form 10-Q include statements relating to projections, estimates and assumptions used in preparing our financial statements, key factors affecting our future operating performance, future results of operations, future profitability/growth, future customer acquisition and brand awareness, future customer retention, our ability to raise funds and the sufficiency of our available resources to enable us to meet our obligations for at least one year.
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

Grove is a sustainability and human health oriented consumer products company. We use our connection with consumers to create and curate authentic, disruptive brands and products. We build natural products that perform as well as or better than many leading consumer packaged goods (“CPG”) brands (both conventional and natural), while being healthier for consumers and the planet.

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
Grove is a public benefit corporation and a Certified B Corporation, meaning we adhere to third party standards for prioritizing social, environmental, and community well-being. We believe that improved innovation grows both revenue and, over the long term, can expand margins as our innovation has historically tended to be both market expanding and margin accretive. Since inception, we have invested heavily in building out both our ecommerce platform and Grove Brands, and over this period we have operated at a loss. We have an accumulated deficit of $662.1 million as of September 30, 2026.

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
Ability to Successfully Operate our Transitioned ecommerce platform

In March 2025, we began migrating our ecommerce platform from our legacy internally-developed solution to third party service providers that offer ecommerce solutions. We experienced a number of issues in connection with the migration that adversely impacted our business. This transition away from our legacy platform exposes us to vendor-specific risks, such as service disruptions, changes in pricing and inventory management, potential reduced flexibility in our ecommerce experience or alterations in the platform’s features and execution and fulfillment risks. Our ability to realize the expected benefits of this transition is substantially dependent upon our ability to address these issues.
Key Operating and Financial Metrics
In addition to our financial performance, we assess the performance of our overall business using the following metrics and measures, among others. We use the metrics to aid us in identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business.
The following table presents key operating metrics for our business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except DTC Net Revenue Per Order)	2026	2025	2026	2025
Financial and Operating Data
DTC Total Orders	473	619	1,464	1,881
DTC Active Customers	458	660	458	660
DTC Net Revenue Per Order	$70.85	$66.76	$69.25	$66.14

DTC Total Orders
We determine the number of DTC Total Orders by counting the number of customer orders submitted through our website and mobile application that have been shipped within the period. The metric includes orders that have been refunded and excludes reshipments of customer orders for any reason including damaged and missing products. Refunded orders are included in DTC Total Orders as we believe this provides more meaningful order management performance metrics, including fulfillment cost efficacy and refund rates. Changes in DTC Total Orders in a reporting period capture both the inflow of new customers, changes in order frequency of existing customers and customer attrition. We view the number of Total DTC Orders as a key indicator of trends in our DTC platform, and our future success in this channel will depend in part on our ability to drive growth through new customer acquisition and by increasing existing customer engagement. In the three and nine months ended September 30, 2026, DTC Total Orders declined primarily due to a smaller active customer base than a year ago. The lower active customer base was partially offset by an increase in the frequency of orders per active customer in the presented periods.
DTC Active Customers
As of the last day of each reporting period, we determine our number of DTC Active Customers by counting the number of individual customers who submitted orders through our DTC platform, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as one of the key indicators of growth in our DTC channel. In the three and nine months ended September 30, 2026, DTC Active Customers declined primarily due to our lower advertising spend, resulting in fewer new customers and therefore fewer overall orders, and negative impacts from technology disruptions to our DTC platform throughout 2025.
DTC Net Revenue Per Order
We define DTC Net Revenue Per Order as our DTC Total Net Revenue in a given reporting period, divided by the DTC Total Orders in that period. We view DTC Net Revenue per Order as a key indicator of the performance of our DTC business. For the three and nine months ended September 30, 2026, DTC Net Revenue Per Order increased due to a more efficient promotional efforts following the introduction of our Green Rewards Loyalty Program and a larger mix of higher-priced items in customer orders, reflecting the Company’s continued category expansion into a higher priced assortment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Reconciliation of net income (loss) to Adjusted EBITDA	(in thousands, except percentages)
Net income (loss)	$102	$(2,960)	$(1,827)	$(10,133)
Stock-based compensation	700	1,109	2,351	3,456
Depreciation and amortization	405	421	1,195	1,287
Changes in fair value of derivative liabilities	(58)	25	(229)	(189)
Interest income	(84)	(94)	(230)	(375)
Interest expense	280	292	826	943
Transaction related costs (1)	—	—	—	1,275
Provision for income taxes	5	6	21	25
Total Adjusted EBITDA	$1,350	$(1,201)	$2,107	$(3,711)
Net income (loss) margin	0.3%	(6.8)%	(1.7)%	(7.7)%
Adjusted EBITDA margin (loss)	3.7%	(2.7)%	1.9%	(2.8)%

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

Non-operating expenses, net
Our non-operating expenses consist of interest expense, change in fair value of derivative liabilities, and other income, net.
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
Results of Operations
The following table sets forth our results of operations for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$36,821	$43,734	$109,614	$131,307
Cost of goods sold	16,268	20,412	49,621	60,526
Gross profit	20,553	23,322	59,993	70,781

Operating expenses:
Advertising	1,789	3,154	4,186	8,683
Product development	1,486	1,626	4,434	5,612
Selling, general and administrative	17,033	21,273	52,812	66,215
Operating income (loss)	245	(2,731)	(1,439)	(9,729)

Non-operating expenses (income):
Interest expense	280	292	826	943
Changes in fair value of derivative liabilities	(58)	25	(229)	(189)
Other income, net	(84)	(94)	(230)	(375)
Total non-operating expenses, net	138	223	367	379
Income (loss) before provision for income taxes	107	(2,954)	(1,806)	(10,108)
Provision for income taxes	5	6	21	25
Net income (loss)	$102	$(2,960)	$(1,827)	$(10,133)

The following table sets forth our statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	100%	100%	100%	100%
Cost of goods sold	44	47	45	46
Gross profit	56	53	55	54

Operating expenses:
Advertising	5	7	4	7
Product development	4	4	4	4
Selling, general and administrative	46	49	48	50
Operating income (loss)	1	(6)	(1)	(7)

Non-operating expenses (income):
Interest expense	1	1	1	1
Changes in fair value of derivative liabilities	—	—	—	—
Other income, net	—	—	—	—
Total non-operating expenses, net	—	1	—	—
Income (loss) before provision for income taxes	—	(7)	(2)	(8)
Net income (loss)	—%	(7)%	(2)%	(8)%

Comparisons of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Revenue, net:
Grove Brands	$16,631	$17,518	$(887)	(5)%	$49,810	$52,956	$(3,146)	(6)%
Third-party products	20,190	26,216	(6,026)	(23)	59,804	78,351	(18,547)	(24)
Total revenue, net	$36,821	$43,734	$(6,913)	(16)%	$109,614	$131,307	$(21,693)	(17)%

Revenue decreased by $6.9 million, or 16%, and $21.7 million, or 17%, for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. This decline was primarily driven by a decrease in DTC Total Orders from lower advertising expenses and disruptions related to the migration from our internally developed legacy ecommerce platform to third party service providers throughout 2025, partially offset by an increase in DTC Net Revenue Per Order, driven by a larger mix of higher-priced items in customer orders, improved promotional strategies resulting in reduced discounts offered to customers and an increase in shipping revenue per order.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Cost of goods sold	$16,268	$20,412	$(4,144)	(20)%	$49,621	$60,526	$(10,905)	(18)%
Gross profit	20,553	23,322	(2,769)	(12)%	59,993	70,781	(10,788)	(15)%
Gross margin	56%	53%			55%	54%

Cost of goods sold decreased by $4.1 million, or 20%, and $10.9 million, or 18%, for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025, primarily due to a decrease in DTC Total Orders.
Gross margin in the three months ended September 30, 2026 increased by 250 basis points, compared to the three months ended September 30, 2025, primarily due to tariff refunds and more targeted promotional strategies as a result of the launch of Green Rewards in the fourth quarter of 2025 partially offset by a larger mix of non-DTC revenue, which has a lower margin.
Gross margin in the nine months ended September 30, 2026 increased by 80 basis points, compared to the nine months ended September 30, 2025, primarily due to more targeted promotional strategies, as a result of the launch of Green Rewards in the fourth quarter of 2025, as well as tariff refunds.

Operating Expenses
Advertising Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Advertising	$1,789	$3,154	$(1,365)	(43)%	$4,186	$8,683	$(4,497)	(52)%
Advertising expenses decreased by $1.4 million, or 43%, and $4.5 million, or 52% for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 primarily driven by decreases in online advertising expenses.

Product Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
	(in thousands, except percentages)
Product development	$1,486	$1,626	$(140)	(9)%	$4,434	$5,612	$(1,178)	(21)%
Product development expenses decreased by $0.1 million, or 9%, and $1.2 million, or 21%, for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025, primarily due to reductions in headcount.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Selling, general and administrative	$17,033	$21,273	$(4,240)	(20)%	$52,812	$66,215	$(13,403)	(20)%
Selling, general and administrative expenses decreased by $4.2 million, or 20%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Fulfillment costs decreased by $2.8 million due to a lower volume of orders and lower outbound shipping costs. Corporate salaries and related benefits decreased by $0.6 million and stock-based compensation decreased by $0.4 million, both primarily driven by reductions in headcount. Additionally, rent expense decreased by $0.3 million due to the subleasing one of our warehouses beginning in December 2025.
Selling, general and administrative expenses decreased by $13.4 million, or 20%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Fulfillment costs decreased by $6.5 million due to a lower volume of orders. Corporate salaries and related benefits decreased by $2.7 million and stock-based compensation decreased by $1.1 million, both primarily driven by reductions in headcount. Additionally, rent expense decreased by $1.0 million due to the subleasing of one of our warehouses beginning in December 2025; insurance costs decreased by $0.9 million; professional fees decreased by $0.6 million; and software costs decreased by $0.4 million.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Interest expense	$280	$292	$(12)	(4)%	$826	$943	$(117)	(12)%
Interest expense decreased by less than $0.1 million, or 4%, and $0.1 million, or 12%, for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025, primarily due to lower interest rates on our outstanding debt.
Non-operating expenses, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except percentages)
Changes in fair value of derivative liabilities	$(58)	$25	$(83)	**	$(229)	$(189)	$(40)	**
Other income, net	(84)	(94)	10	(11)%	(230)	(375)	145	(39)%
**Change not meaningful
The change in the fair value of derivative liabilities for the three and nine months ended September 30, 2026, was not meaningful. The change in the fair value of derivative liabilities for the three and nine months ended September 30, 2025, was driven by the changes in our stock price from December 31, 2024 through September 30, 2025.
Other income decreased by less than $0.1 million, or 11%, and $0.1 million, or 39%, for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025, due to lower interest income on reduced cash balances.

Liquidity, Capital Resources and Requirements
As of September 30, 2026, we had $8.0 million in unrestricted cash and cash equivalents (which excludes restricted cash of $3.1 million). We generated positive cash flows from operating activities of $0.8 million for the nine months ended September 30, 2026. We have incurred significant losses since inception and have an accumulated deficit of approximately $662.1 million. To date, we have funded our operations principally through redeemable convertible preferred stock and common stock financings, the incurrence of debt and the closing of the Business Combination. We have total outstanding indebtedness of $7.5 million as of September 30, 2026.
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
On March 10, 2023, we entered into the Siena Revolver (defined below) with Siena Lending Group, LLC (“Siena”) which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The total borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. The Siena Revolver matures on April 10, 2028. Additional borrowing capacity from the Siena Revolver was $2.1 million as of September 30, 2026.
On July 18, 2022, we entered into the SEPA, whereby we had the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock at our request until July 18, 2025, subject to certain conditions. On July 8, 2025, we and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Amended SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. Unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. As of September 30, 2026, we have sold 147,965 shares under the SEPA and there were 6,363,567 shares available to be sold to Yorkville under the Exchange Cap. As of October 31, 2026, under the terms of the Amended SEPA we would be able to raise additional gross proceeds of approximately $6.8 million.
Management believes that currently available resources will provide sufficient funds to enable us to meet our obligations for at least one year following the date these condensed consolidated financial statements are issued. Cash from operations could be affected by our customers and other risks detailed in the section titled “Risk Factors.” In the event we raise additional capital to execute strategic initiatives and fund our operations, our ability to raise additional capital may be adversely impacted by the trading price of our common stock. We may seek access to additional funds by utilizing the SEPA. Additionally, we may seek additional funds through new public or private equity offerings or new debt financings, through partnering or other strategic arrangements, through the exercise of certain of our warrants, or a combination of the foregoing. There can be no assurance that any such new debt or new equity financing arrangements will be available on terms acceptable to us, or at all.

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
Contractual Obligations and Other Commitments
Our most significant contractual obligations relate to our loan facility, purchase commitments on inventory and operating lease obligations on our fulfillment centers and corporate offices. As of September 30, 2026, we had $9.9 million of enforceable and legally binding inventory purchase commitments predominantly due within one year. For information on our contractual obligations for operating leases, see “Leases” in Note 7 of the Notes to our audited consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024 included in Form 10-K filed with the SEC on March 5, 2026.
Loan Facility
On March 10, 2023, we entered into a Loan and Security Agreement (the “Siena Revolver”) with Siena Lending Group, LLC which permits us to receive funding through a revolving line of credit with an initial commitment of $35.0 million. The borrowing capacity under the Siena Revolver is subject to certain conditions, including our inventory, accounts receivable balances and certain qualifying cash balances held with third party processors and other limitations as specified in the agreement. If at any time the amount of outstanding borrowings under the Siena Revolver exceeds the borrowing capacity, we are required to prepay borrowings sufficient to eliminate the excess. As of September 30, 2026, there was an outstanding principal amount of $7.5 million and additional borrowing capacity from the Siena Revolver was $2.1 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change

	(in thousands)
Net cash provided by (used in) operating activities	$838	$(6,925)	**
Net cash used in investing activities	(714)	(3,968)	82.0%
Net cash used in financing activities	(861)	(1,102)	21.9%
Net decrease in cash, cash equivalents and restricted cash	$(737)	$(11,995)
**Change not meaningful
Operating Activities
Net cash provided by operating activities of $0.8 million for the nine months ended September 30, 2026 was primarily attributable to our net loss of $1.8 million, non-cash adjustments of $3.5 million, offset by a net decrease in our operating assets and liabilities of $0.8 million. Non-cash adjustments consisted of a $2.4 million stock-based compensation expense, $1.2 million in depreciation and amortization and $0.2 million in non-cash interest expense, offset by $0.2 million of change in fair value of derivative liabilities. The change in operating assets and liabilities resulted from a $3.8 million increase in inventory to support ongoing operations, a $0.7 million net increase in operating lease right-of-use assets and liabilities and a $0.3 million decrease in accrued expenses and accounts payable related to the timing of payments, offset primarily by a $2.4 million decrease in prepaid expenses and other assets related to the timing of collections on our accounts receivable and a $1.5 million increase in deferred revenue.
Net cash used in operating activities of $6.9 million for the nine months ended September 30, 2025 was primarily attributable to our net loss of $10.1 million, non-cash adjustments of $4.3 million, and a net increase in our operating assets and liabilities of $1.0 million. Non-cash adjustments consisted primarily of a $3.5 million stock-based compensation expense, $1.3 million in depreciation and amortization and $0.3 million in non-cash interest expense, offset by $0.6 million of inventory write-downs and $0.2 million of change in fair value of derivative liabilities. The change in operating assets and liabilities primarily resulted from a $3.2 million decrease in accounts payable and accrued expenses, a $1.2 million decrease in deferred revenue and a $0.2 million decrease in other liabilities, offset by a $2.0 million decrease in inventory, a $1.0 million decrease in prepaid expenses and other assets and a $0.6 million net decrease in operating lease right-of-use assets and liabilities .
Investing Activities
Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2026 was due to the purchase of property and equipment.
Net cash used in investing activities of $4.0 million for the nine months ended September 30, 2025 was primarily due to $2.8 million of cash paid for strategic acquisitions and $1.1 million for the purchase of property and equipment.
Financing Activities
Net cash used in financing activities of $0.9 million for the nine months ended September 30, 2026 consists of payments related to stock-based award activities during the period and principal payments related to our financing arrangement for insurance offset by proceeds related to our employee stock purchase plan.

Net cash used in financing activities of $1.1 million for the nine months ended September 30, 2025 primarily consists of payments related to stock-based award activities during the period offset by proceeds related to our employee stock purchase plan.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, as defined in Item 303 of Regulation S-K, as of September 30, 2026.
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
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. Following the closing of the Business Combination, we use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will continue to be an emerging growth company for the first five fiscal years after the VGAC II Initial Public Offering, which was March 25, 2021, unless any of the following events occur earlier: (i) we have more than $1.235 billion in annual revenue, (ii) we have more than $700.0 million in market value of our Class A Common Stock held by non-affiliates or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company evaluated, with the participation of the current chief executive officer and principal financial officer (the “Company’s Certifying Officers”), the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026, the end of the period covered by the Quarterly Report on Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
Below is a summary of some of the material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. The risk factors summarized are qualified in their entirety by those more complete discussions of such risks and uncertainties that follow. You should consider carefully the risks and uncertainties described in this Part II, Item 1A, “Risk Factors” in this Form 10-Q as part of your evaluation of an investment in our securities.

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
•Our business is subject to risks associated with outsourcing, manufacturing, warehousing, distribution, infrastructure and logistics to third-party providers, and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

•If we or our distribution partners do not successfully manage our warehouse fulfillment centers, our business could be adversely affected.
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
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
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
•Our taking advantage of certain exemptions from disclosure requirements available to “emerging growth companies” could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
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
•Our Certificate of Incorporation, as amended, designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum.

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

Any investments that we make may not result in the growth of our business. Even if our investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy consumer requirements or maintain high-

quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. We are also required to manage numerous relationships with vendors and other third parties, our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected. If we are unable to successfully re-ignite growth and achieve sustainable profitability, our business prospects will be materially and adversely affected.

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

We have incurred significant losses since our inception. For the years ended December 31, 2025 and 2024 we incurred net losses of $11.7 million and $27.4 million, respectively. While we reported net income of $0.1 million for the three months ended September 30, 2026, we recorded a net loss of $1.8 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $662.1 million.

We expect to continue to incur significant expenses and to incur operating losses for the foreseeable future. We may not succeed in increasing our revenues in a manner that will be sufficient to offset these expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving sustained profitability. We may not achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In July 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of our shares of common stock from time to time over an original term of 36 months, subject to certain conditions. On July 8, 2025, the Company and Yorkville amended the SEPA (the “Amended SEPA”) to extend the term to August 1, 2027 and amend the purchase price of any shares sold under the Amended SEPA. The shares of our common stock that may be issued under the Amended SEPA may be sold by us to Yorkville at our discretion from time to time and sales of our common stock under the Amended SEPA will depend upon market conditions and other factors. Additionally, in no event may we sell more than 6,511,532 shares of our common stock to Yorkville under the Amended SEPA, which number of shares is equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Amended SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable NYSE rules or comply with certain other requirements as described in the Amended SEPA. As a result, unless our stock price exceeds $15.33, we will be unable to sell the full $100.0 million commitment to Yorkville without seeking stockholder approval to issue additional shares in excess of the Exchange Cap. Under the Amended SEPA, the purchase price per share for Class A common stock will be the lowest daily volume weighted average price (“VWAP”) of the Company’s Class A common stock over the Pricing Period, as defined by the agreement, less a discount of 2.45%. As of October 31, 2026, under the terms of the Amended SEPA we would be permitted to raise gross proceeds of approximately $6.8 million, although the amount we could actually raise is based on the market price of our stock and historical trading volume. We may ultimately decide to sell all or some of the shares of our common stock that may be available for us to sell pursuant to the Amended SEPA. Because the purchase price per share to be paid by Yorkville for the shares of common stock that we may elect to sell under the Amended SEPA will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, it is not possible for us to predict, as of the date of this report and prior to any such sales, the number of shares of common stock that we will sell under the Amended SEPA, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Amended SEPA. Further, the resale by Yorkville of a significant number of shares at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes relating to our executive management team and key employees resulting from the hiring or departure of executives and key employees. For example, the employment of our Chief Financial Officer terminated in August 2026. We also recently hired a Chief Technology Officer and have implemented reductions in force that resulted in the loss of executives and key employees. Such changes may be disruptive to our business. We do not have employment agreements with any of our executive officers or key management and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

Our business is subject to risks associated with sourcing, manufacturing, warehousing, distribution, infrastructure and logistics and the loss of any of our key suppliers or logistical service providers could negatively impact our business.

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

We have relied on several vendors for our shipping requirements. If we are not able to negotiate acceptable pricing and other terms with these vendors or if they experience performance problems or other difficulties, it could negatively impact our operating results and our consumer experience. Rising shipping costs and the imposition of surcharges from time to time could negatively impact our operating results. In addition, our ability to receive inbound inventory and ship products to consumers and retailers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, escalating tensions in the Middle East, including attacks on commercial vessels transiting the Red Sea and the Strait of Hormuz, have caused ocean carriers to reroute shipments around the Cape of Good Hope, lengthening transit times and increasing our fuel-related and freight costs, and existing and potential tariffs on products sourced from Southeast Asia and China have required us to extend lead times, increase on-hand inventory, and, in some cases, absorb costs we may not be able to fully pass on to consumers. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during delivery, our consumers could become dissatisfied and cease shopping on our site or retailer or third-party ecommerce sites that carry our products, which could have an adverse effect on our business, financial condition, operating results and prospects.

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

In the United States, our obligations include rules and regulations promulgated under the authority of the FTC, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other state and federal laws relating to privacy and data security. The CCPA, requires companies that process information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties and prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their rights under the CCPA. The law also provides a private right of action and statutory damages for certain data breaches. In addition, the CPRA significantly modifies the CCPA, and imposes additional data protection obligations on companies doing business in California, resulting in further complexity. The law, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. The effects of this legislation are potentially far-reaching and have impacted our business. The increase in the number of privacy laws and obligations could increase our potential liability and adversely affect our business, financial condition, results of operations and prospects.

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

Artificial intelligence and machine learning solutions, including our use of such solutions and use of such solutions by our competitors, could result in reputational harm, competitive harm, or legal liability, and could harm our business and adversely affect our results of operations.

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

Intellectual property rights related to AI-generated content remain uncertain. We may face claims that our use of AI tools infringes third-party copyrights, patents, or other intellectual property, and we may have limited ability to obtain intellectual property protection for AI-generated outputs. These uncertainties could affect our ability to protect our brand and proprietary information. In addition, shifts in consumer behavior driven by AI, including the emergence of AI-powered shopping, search experiences, and recommendation systems, could change how consumers discover and purchase household, personal care, and wellness products, reduce traffic to our DTC platform, favor competitors' or lower-priced offerings, or diminish the value of our direct consumer relationships and first-party data. We may also be required to invest significant resources to develop, acquire, or integrate AI-driven and agentic technologies, and there can be no assurance that such investments will be successful, cost-effective, or result in increased demand for our offerings. Our failure, or perceived failure, to effectively leverage AI to understand and respond to changing consumer preferences could erode our market position.

We are pursuing a strategy of using artificial intelligence (“AI”) tools to develop internal software to replace certain third-party software-as-a-service functionality with the goal of reducing our operating expenses. We may not achieve the cost savings we anticipate or develop functionality that adequately replaces the third-party provided functionality. The costs of developing, securing, and maintaining internally built software, including AI tool fees, personnel, infrastructure, and migration, may exceed our estimates and offset the costs we expect to eliminate. Software developed with AI assistance may contain undetected errors or security vulnerabilities, may be harder to maintain than commercially supported software, and may lack the functionality, reliability, or compliance capabilities of the platforms it replaces. A delayed or unsuccessful transition could disrupt our operations or internal controls and divert management attention and resources. If any of these risks materialize, we could incur unanticipated expenses, experience operational disruptions, or fail to realize the benefits of this strategy, any of which could adversely affect our business, financial condition, and results of operations.

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

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our governing documents. In balancing these interests, our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example, we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including customers, suppliers, employees and local communities, even though the changes may be costly; we may be influenced to pursue programs and services to demonstrate our commitment to the communities we serve even though there is no immediate return to our stockholders; or in responding to a possible proposal to acquire the Company, our board of directors may be influenced by the interests of our stakeholders, including suppliers and local communities, whose interests may be different from the interests of our stockholders. We may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, including suppliers and local communities, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

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

Currently, our Class A Common Stock is publicly traded on the NYSE under the symbol GROV. We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution, market capitalization and share price levels. Generally, we must maintain a minimum number of holders of our securities (400 public holders). For example, the average closing price of our Class A Common Stock must not be below $1.00 over a consecutive 30 trading-day period. In addition, our average global market capitalization over a consecutive 30-day trading period and stockholders’ equity must be also $50 million or more. On May 15, 2025, we received a notice from the NYSE that we were not in compliance with the requirement of Section 802.01B of the NYSE Manual that we have an average market capitalization of not less than $50 million over a consecutive 30 trading-day period or stockholders’ equity of not less than $50 million. Pursuant to the NYSE Notice, we were subject to the procedures set forth in Sections 801 and 802 of the NYSE Manual and submitted a business plan on June 27, 2025 that demonstrated how we expected to return to compliance with this continued listing standard within 18 months of receipt of the NYSE notice. While we received a notice from the NYSE on March 17, 2026 that we had regained compliance with the exchange’s listing standards, we subsequently received an additional notice from the NYSE on August 7, 2026 that indicated we had again fallen out of compliance with the same rule. The most recent notice required us to submit a business plan within 45 days of the notice that demonstrates how we expect to return to compliance within nine months of receipt of the most recent NYSE notice (the “Cure Period”). On November 4, 2026 the NYSE notified us that it had determined that the plan we submitted made a reasonable demonstration of an ability to conform to the relevant standards in the Cure Period.

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

In addition, our Class A Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. As of September 30, 2026, the aggregate number of shares of our Class A Common Stock reserved for future issuance under our Incentive Equity Plan is 7,068,365. The Compensation Committee of the board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed one or more registration statements on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our Equity Incentive Plan. Shares registered under such registration statements will be available for sale in the open market.

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

In addition, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. Should we encounter such difficulties, our investors could lose confidence in the reliability of our reported financial information and the trading price of our common stock could be negatively impacted.

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

Date: November 10, 2026	GROVE COLLABORATIVE HOLDINGS, INC.

	By:	/s/ Flip van den Bosch
		Name:	Flip van den Bosch
		Title:	Principal Financial and Accounting Officer